Form 10-Q
period 2014-09-30
Parsley Energy, Inc.
filed 2014-11-14
CIK 1594466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of November 14, 2014, the registrant had 93,934,804 shares of Class A common stock and 32,145,296 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

“SEC.” The United States Securities and Exchange Commission.

“spacing.” The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

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

PART 1: FINANCIAL INFORMATION

Item 1:    Financial Statements

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,759	$19,393
Accounts receivable:
Joint interest owners and other	36,370	90,490
Oil and gas	38,096	15,202
Related parties	1,006	1,041
Short-term derivative instruments	9,520	6,999
Deferred tax asset	1,335	—
Materials and supplies	4,015	3,078
Other current assets	1,532	1,123
Total current assets	224,633	137,326
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, successful efforts method	1,602,112	614,315
Accumulated depreciation, depletion and amortization	(92,975)	(34,957)
Total oil and natural gas properties, net	1,509,137	579,358
Other property, plant and equipment, net	10,977	7,525
Total property, plant and equipment, net	1,520,114	586,883
NONCURRENT ASSETS
Long-term derivative instruments	25,674	13,850
Equity investment	2,162	1,774
Deferred loan costs, net	13,478	2,723
Other noncurrent assets	9,881	—
Total noncurrent assets	51,195	18,347
TOTAL ASSETS	$1,795,942	$742,556

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$151,120	$158,385
Revenue and severance taxes payable	39,316	28,419
Current portion of long-term debt	476	227
Short-term derivative instruments	1,541	4,435
Amounts due related parties	—	31
Total current liabilities	192,453	191,497
NONCURRENT LIABILITIES
Long-term debt	556,930	429,970
Asset retirement obligations	14,330	8,277
Deferred tax liability	50,591	2,572
Payable pursuant to tax receivable agreement	51,422	—
Long-term derivative instruments	4,512	2,208
Total noncurrent liabilities	677,785	443,027
COMMITMENTS AND CONTINGENCIES
MEMBERS' EQUITY	—	30,874
MEZZANINE EQUITY	—	77,158
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock
Class A, $.01 par value, 600,000,000 shares authorized, 93,961,596 issued and 93,934,804 outstanding at September 30, 2014 and 1,000 issued and outstanding at December 31, 2013	932	—
Class B, $.01 par value, 125,000,000 shares authorized, 32,145,296 issued and outstanding at September 30, 2014 and none issued and outstanding at December 31, 2013	321	—
Additional paid in capital	643,820	—
Retained earnings	18,132	—
Treasury Stock, at cost, 26,792 shares and none at September 30, 2014 and December 31, 2013	—	—
Total stockholders' equity	663,205	—
Noncontrolling interest	262,499	—
Total equity	925,704	108,032
TOTAL LIABILITIES AND EQUITY	$1,795,942	$742,556

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
REVENUES
Oil sales	$63,345	$30,355	$170,908	$65,308
Natural gas and natural gas liquids sales	20,272	7,085	52,743	14,963
Total revenues	83,617	37,440	223,651	80,271
OPERATING EXPENSES
Lease operating expenses	10,507	3,159	27,193	10,265
Production and ad valorem taxes	5,543	1,998	14,026	4,221
Depreciation, depletion and amortization	20,370	7,759	59,208	16,038
General and administrative expenses	9,731	3,635	24,295	7,832
Acquisition costs	2,524	—	2,524	—
Incentive unit compensation	—	—	51,088	—
Stock based compensation	910	—	1,204	—
Accretion of asset retirement obligations	145	48	354	109
Total operating expenses	49,730	16,599	179,892	38,465

Gain on sale of property	—	36	—	36
OPERATING INCOME	33,887	20,877	43,759	41,842
OTHER INCOME (EXPENSE)
Interest expense, net	(10,014)	(3,712)	(27,848)	(9,216)
Prepayment premium on extinguishment of debt	—	—	(5,107)	—
Income from equity investment	447	78	388	291
Derivative income (loss)	11,767	(4,959)	(8,262)	(8,339)
Other income (expense)	(461)	—	(466)	69
Total other income (expense), net	1,739	(8,593)	(41,295)	(17,195)
INCOME (LOSS) BEFORE INCOME TAXES	35,626	12,284	2,464	24,647
INCOME TAX EXPENSE	(9,372)	(358)	(11,711)	(1,040)
NET INCOME (LOSS)	26,254	11,926	(9,247)	23,607
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(9,387)	—	(10,544)	—
NET INCOME (LOSS) ATTRIBUTABLE TO PARSLEY ENERGY INC. STOCKHOLDERS	$16,867	$11,926	$(19,791)	$23,607

Net income (loss) per common share:
Basic	$0.18		$(0.47)
Diluted	$0.18		$(0.47)
Weighted average common shares outstanding:
Basic	93,168		42,319
Diluted	125,421		42,319

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

			Issued Shares						Shares
	Members' Equity	Mezzanine equity	Class A common stock	Class B common Stock	Class A common stock	Class B common Stock	Additional paid in capital	Retained Earnings	Treasury stock	Treasury stock	Total Stockholders' equity	Noncontrolling interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$30,874	$77,158	1	—	$—	$—	$—	$—	$—	$—	$—	$—	$108,032
Preferred return on redeemable LLC interests	(1,723)	1,723	—	—	—	—	—	—	—	—	—	—	—
Net loss prior to corporate reorganization	(37,923)	—	—	—	—	—	—	—	—	—	—	—	(37,923)
Balance prior to Corporate Reorganization and the Offering	(8,772)	78,881	1	—	—	—	—	—	—	—	—	—	70,109
Reorganization Transactions:
Payment of Preferred Return	—	(6,726)	—	—	—	—	—	—	—	—	—	—	(6,726)
Conversion of PE Units for Class A Common Stock and Class B Common Stock	(42,316)	(72,155)	43,204	32,145	432	321	113,718	—	—	—	114,471	—	—
Net deferred tax liability due to corporate reorganization	—	—	—	—	—	—	(95,530)	—	—	—	(95,530)	—	(95,530)
Deemed contribution - incentive unit compensation	51,088	—	—	—	—	—	—	—	—	—	—	—	51,088
Offering Transactions:
Issuance of Class A Common Stock, net of underwriters discount and expenses	—	—	49,963	—	500	—	867,250	—	—	—	867,750	—	867,750
Initial allocation of noncontrolling interest of Parsley LLC effective on the date of the Offering	—	—	—	—	—	—	(251,955)	—	—	—	(251,955)	251,955	—
Tax benefit from tax receivable agreement	—	—	—	—	—	—	60,495	—	—	—	60,495	—	60,495
Liability due to tax receivable agreement	—	—	—	—	—	—	(51,422)	—	—	—	(51,422)	—	(51,422)
Issuance of restricted stock and restricted stock units	—	—	794	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	(20)	—	27	—	(20)	—	(20)
Stock based compensation	—	—	—	—	—	—	1,224	—	—	—	1,224	—	1,224
Excess tax benefits related to stock based compensation	—	—	—	—	—	—	60	—	—	—	60	—	60
Consolidated net income subsequent to the Corporate Reorganization and the Offering	—	—	—	—	—	—	—	18,132	—	—	18,132	10,544	28,676
Balance at September 30, 2014	$—	$—	93,962	32,145	$932	$321	$643,820	$18,132	$27	$—	$663,205	$262,499	$925,704

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,247)	$23,607
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	59,208	16,038
Accretion of asset retirement obligations	354	109
Gain on sale of oil and natural gas properties	—	(36)
Amortization of debt issue costs	1,406	1,027
Amortization of bond premium	(382)	—
Interest not paid in cash	234	1,908
Income from equity investment	(388)	(291)
Provision for deferred income taxes	11,711	1,040
Deemed contribution - incentive unit compensation	51,088	—
Stock based compensation	1,204	—
Derivative loss	8,262	8,339
Net cash received (paid) for derivative settlements	793	(147)
Net cash paid for option premiums	(24,044)	(17,198)
Net cash paid to margin account	202	(96)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	31,226	(12,907)
Materials and supplies	(937)	(364)
Other current assets	(611)	(814)
Other noncurrent assets	(9,881)	—
Accounts payable and accrued expenses	(56,999)	(8,107)
Revenue and severance taxes payable	10,897	18,360
Amounts due to/from related parties	4	875
Net cash provided by operating activities	74,100	31,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(309,803)	(159,147)
Acquisitions of oil and natural gas properties	(622,560)	(25,361)
Additions to other property and equipment	(2,978)	(7,024)
Proceeds from sales of oil and natural gas properties	—	750
Net cash used in investing activities	(935,341)	(190,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	826,632	236,436
Payments on long-term debt	(700,888)	(144,045)
Debt issue costs	(12,161)	(1,083)
Proceeds from issuance of common stock, net	867,750	—
Payment of Preferred Return	(6,726)	—
Proceeds from issuance of LLC interests	—	73,540
Equity issue costs	—	(268)
Net cash provided by financing activities	974,607	164,580
Net increase in cash and cash equivalents	113,366	5,141
Cash and cash equivalents at beginning of period	19,393	13,673
Cash and cash equivalents at end of period	$132,759	$18,814
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$26,025	$7,925
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$5,699	$2,739
Additions to oil and natural gas properties - change in capital accruals	$49,734	$17,863

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1.    ORGANIZATION AND NATURE OF OPERATIONS

Parsley Energy, Inc. (together with its subsidiaries, the “Company”) was formed on December 11, 2013, pursuant to the laws of the State of Delaware, as a wholly-owned subsidiary of Parsley Energy, LLC (“Parsley LLC”), a Delaware limited liability company formed on June 11, 2013 and is engaged in the acquisition, development, production, exploration, and sale of crude oil and natural gas properties located primarily in the Permian Basin, which is located in West Texas and Southeastern New Mexico.

Initial Public Offering

On May 29, 2014, the Company completed its initial public offering (the “Offering”) of 57.5 million shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at a price of $18.50 per share.  Approximately 7.5 million of the shares were sold by selling stockholders and the Company did not receive any proceeds from the sale of those shares.  The remaining approximately 50 million shares of the Company’s Class A Common Stock that were sold resulted in gross proceeds of approximately $924.3 million to the Company and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $867.8 million. The material terms of the Offering are described in the Company’s final prospectus, dated May 22, 2014 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”), on May 27, 2014 (the “Final Prospectus”).

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

Corporate Reorganization

On May 29, 2014, in connection with the Offering, Parsley LLC underwent a corporate reorganization (“Corporate Reorganization”) whereby (a) all of the membership interests (including outstanding incentive units) in Parsley LLC held by its then existing owners (the “Existing Owners”) were converted into a single class of units in Parsley LLC (“PE Units”), (b) certain of the Existing Owners contributed all of their PE Units to the Company in exchange for an equal number of shares of the Company’s Class A Common Stock, (c) certain of the Existing Owners contributed only a portion of their PE Units to the Company in exchange for an equal number of shares of the Company’s Class A Common Stock and continue to own a portion of the PE Units and (d) Parsley Energy Employee Holdings, LLC (“PEEH”), an entity owned by certain of Parsley LLC’s officers and employees that was formed to hold a portion of the incentive units in Parsley LLC, was merged with and into the Company, with the Company surviving the merger and the members of PEEH receiving shares of the Company’s Class A Common Stock.  As a result of the above transactions, the Company issued a total of 43.2 million shares of its Class A Common Stock.

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

NOTE 2.    BASIS OF PRESENTATION

These condensed consolidated and combined financial statements include the accounts of the Company and its majority-owned subsidiary, Parsley LLC, and its wholly-owned subsidiaries: (i) Parsley Energy, L.P. (“Parsley LP”), (ii) Parsley Energy Management, LLC, (iii) Parsley Energy Operations, LLC, and its wholly-owned subsidiary, Parsley Energy Aviation, LLC, and (iv) Parsley Finance Corp.  Parsley LP owns a 50% noncontrolling interest in Spraberry Production Services LLC (“SPS”).  The Company accounts for its investment in SPS using the equity method of accounting.  All significant intercompany and intra-company balances and transactions have been eliminated.

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

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the three-month and nine-month periods ended September 30, 2014, are not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2014.

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

As of September 30, 2014, the Company had entered into derivative contracts through December 2016 covering a total of approximately 5,925 MBbl of our projected oil production through the purchases of put spreads and three-way collars. The Company also entered into three way collars through December 2015 covering approximately 4,000 MMBtu of our projected natural gas production.

Derivative Activities

The following table summarizes the open positions for the commodity derivative instruments held by the Company at September 30, 2014:

	Notional	Weighted Average
Crude Options	(MBbl)	Strike Price
Purchased
Puts	5,925	$85.70
Calls	—	$—
Sold
Puts	(5,925)	$64.93
Calls	(1,495)	$116.47

	Notional	Weighted Average
Natural Gas	(MMBtu)	Strike Price
Purchased
Puts	4,000	$4.55
Calls	—	$—
Sold
Puts	(4,000)	$3.78
Calls	(4,000)	$5.28

Effect of Derivative Instruments on the Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Balance Sheets

The following table summarizes the gross fair values of the Company’s commodity derivative instruments as of the reporting dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Short-term derivative instruments	$9,520	$6,999
Long-term derivative instruments	25,674	13,850
Total derivative instruments - asset	35,194	20,849
Short-term derivative instruments	(1,541)	(4,435)
Long-term derivative instruments	(4,512)	(2,208)
Total derivative instruments - liability	(6,053)	(6,643)
Net commodity derivative asset	$29,141	$14,206

Condensed Consolidated and Combined Statements of Operation

The Company realized a gain from its derivative activities of $11.8 million and a loss of $5.0 million for the three months ended September 30, 2014 and 2013, respectively. Derivative losses were $8.3 million for both the nine months ended September 30, 2014 and 2013. These gains and losses are included in the Condensed Consolidated and Combined Statements of Operations line item, Derivative income (loss), as they were not designated as hedges for accounting purposes for any of the periods presented.  The fair value of the derivative instruments is discussed in Note 13—Disclosures about Fair Value of Financial Instruments.

Offsetting of Derivative Assets and Liabilities

The Company has agreements in place with all its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company received and posted margins with some of its counterparties to collateralize certain derivative positions.

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with the brokers as of the reporting dates indicated (in thousands):

	Gross Amount		Cash
	Presented on	Netting	Collateral	Net
	Balance Sheet	Adjustments	Posted (Received)	Exposure
September 30, 2014
Derivative assets with right of offset or master netting agreements	$35,194	$(6,053)	$(322)	$28,819
Derivative liabilities with right of offset or master netting agreements	(6,053)	6,053	—	—

December 31, 2013
Derivative assets with right of offset or master netting agreements	$20,849	$(6,643)	$524	$14,730
Derivative liabilities with right of offset or master netting agreements	(6,643)	6,643	—	—

Credit Risk Related Contingent Features in Derivatives

Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk related event. These events, which are defined by the existing commodity derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. None of the Company’s commodity derivative instruments were in a net liability position with respect to any individual counterparty at September 30, 2014 and December 31, 2013. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company received and posted margins with some of its counterparties to collateralize certain derivative positions.

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following (in thousands):

	September 30, 2014	December 31, 2013
Oil and natural gas properties:
Subject to depletion	$1,091,892	$546,072
Not subject to depletion-acquisition costs
Incurred in 2014	445,424	—
Incurred in 2013	62,417	65,666
Incurred in 2012	2,379	2,577
Total not subject to depletion	510,220	68,243
Gross oil and natural gas properties	1,602,112	614,315
Less accumulated depreciation and depletion	(92,975)	(34,957)
Oil and natural gas properties, net	1,509,137	579,358
Other property and equipment	13,533	8,890
Less accumulated depreciation	(2,556)	(1,365)
Other property and equipment, net	10,977	7,525
Property and equipment, net	$1,520,114	$586,883

As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to depreciation, depletion and amortization (“DD&A”). Depletion of capitalized costs is provided using the units-of-production method based on proved oil and gas reserves related to the associated reservoir. Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs.  At September 30, 2014, the Company had excluded $510.2 million of capitalized costs from depletion. Depletion expense on capitalized oil and gas property was $20.0 million and $7.5 million for the three months ended September 30, 2014 and 2013, respectively.  Depletion expense on capitalized oil and gas property was $58.0 million and $15.1 million for the nine months ended September 30, 2014 and 2013, respectively. The Company had no exploratory wells in progress at September 30, 2014 and December 31, 2013.

The Company capitalizes interest on expenditures made in connection with long term projects that are not subject to current depletion.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use and only to the extent the company has incurred interest expense. During the three months ended September 30, 2013, the Company capitalized interest of $0.6 million.  Due to the nature of the Company’s drilling operations and the timing of payment, there was no capitalized interest during the three months ended September 30, 2014. During the nine months ended September 30, 2014 and 2013, the Company capitalized interest of $2.7 million and $1.5 million, respectively.

Depreciation expense on other property and equipment was $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $1.2 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5.    ACQUISITIONS OF OIL AND GAS PROPERTIES

The following acquisitions were accounted for using the acquisition method under ASC Topic 805, “Business Combinations”, which requires the acquired assets and liabilities to be recorded at fair values as of the respective acquisition dates.

During the three and nine months ended September 30, 2014, the Company acquired, from unaffiliated individuals and entities, additional working interests in wells it operates through a number of separate, individually negotiated transactions for an aggregate total cash consideration of $7.5 million and $19.8 million, respectively. The Company reflected the total consideration paid as part of its cost subject to depletion within its oil and gas properties. The revenues and operating expenses attributable to the working interest acquisitions during the three and nine months ended September 30, 2014 were not material.

On March 27, 2014, the Company entered into a purchase and sale agreement, effective May 1, 2014, pursuant to which it agreed to acquire 2,240 gross (2,005 net) acres in its Midland Basin-Core area and seven gross (6.3 net) wells for total consideration of $165.5 million. The $165.5 million purchase price was allocated as follows: $57.3 million of proved capitalized costs, $108.4 million of unproved capitalized costs, and $0.2 million of asset retirement obligations (the “Pacer Acquisition”).

The following table presents operating revenues and net earnings included in the Company’s Condensed Consolidated and Combined Statements of Operations for the nine months ended September 30, 2014 as a result of the Pacer Acquisition described above.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Total operating revenues	$3,174	$6,049
Total operating expenses	541	912
Operating income	$2,633	$5,137

For the three and nine months ended September 30, 2014, the following pro forma financial information represents the combined results for the Company and the properties acquired in the Pacer Acquisition as if the acquisition and the required financing had occurred on January 1, 2013. The pro forma information assumes that the Company’s revolving credit facility was used to finance the Pacer Acquisition. For the three months ended September 30, 2013, the pro forma information includes the effects of adjustments for DD&A expense of $0.5 million and the effects of incremental interest expense on acquisition financing of $1.4 million.  The three months ended September 30, 2014 do not include any adjustments due to the close of the transaction during May 2014.  For the nine months ended September 30, 2014 and 2013, the pro forma information includes the effects of adjustments for DD&A expense of $1.8 million and $0.8 million, respectively, and the effects of incremental interest expense on acquisition financing of $2.3 million and $4.1 million, respectively.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(in thousands)
Pro forma total revenues	$83,617	$40,034	$229,893	$82,888
Pro forma net income (loss) attributable to stockholders	$16,867	$12,433	$(18,616)	$21,152

Pro forma net income (loss) per common share:
Basic	$0.18	$—	$(0.44)	$—
Diluted	$0.13	$—	$(0.44)	$—

On May 30, 2014, the Company entered into the First Amendment to Option Agreement to which the Company acquired an option to purchase 4,640 gross (4,640 net) acres in its Midland Basin-Core area for total consideration of $127.7 million.  On June 4, 2014, the option was exercised.  The $127.7 million purchase price was allocated as follows: $10.9 million of proved capitalized costs, $116.9 million of unproved capitalized costs, and $0.1 million of asset retirement obligations (the “OGX Acquisition”).  The revenues and operating expenses attributable to the OGX Acquisition during the three and nine months ended September 30, 2014 were not material.

On September 30, 2014, the Company entered into a purchase and sale agreement, effective September 1, 2014, pursuant to which it agreed to acquire 4,320 gross (4,228 net) acres and 9 gross (9 net) wells in its Midland Basin-Core area for total consideration of $242.0 million.  The $242.0 million purchase price was allocated as follows: $112.1 million of proved capitalized costs, $130.1 million of unproved capital costs, and  $0.2 million of asset retirement obligations (the “Cimarex Acquisition”).  The revenues and operating expenses attributable to the Cimarex Acquisition during the three and nine months ended September 30, 2014 and 2013 were not material.

On December 30, 2013, the Company acquired non-operated working interests in a number of wells which it currently operates for $80.0 million, including $53.6 million of proved capitalized costs, $26.0 million of unproved capitalized costs, and $0.4 million of asset retirement costs (the “Merit Acquisition”). The transaction did not increase Parsley LLC’s gross acreage position, but increased its net acreage by 637 acres in Upton County, Texas.

In addition to the above acquisitions, the Company incurred a total of $40.8 million and $67.6 million of leasehold acquisition costs during the three and nine months ended September 30, 2014, respectively, which are included as a part of costs not subject to depletion.

NOTE 6.    EQUITY INVESTMENT

The Company uses the equity method of accounting for the investment in SPS, with earnings or losses, after adjustment for intra-company profits and losses, reported in the income (loss) from equity investment line on the Condensed Consolidated and Combined Statements of Operations.

As of September 30, 2014 and December 31, 2013, the balance of the Company’s investment in SPS was $2.2 million and $1.8 million, respectively. The investment balance increased by $0.7 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and increased by $1.1 million and $0.5 million for the nine months ended September 30, 2014 and 2013, for the Company’s share of SPS’ net income, before adjustment for intra-company profits and losses, respectively. During the three and nine months ended September 30, 2014 and 2013, SPS provided services to the Company in its oil and natural gas field development operations, which the Company capitalized as part of its oil and gas properties. As such, that portion of the Company’s share of SPS’ gross profit from these services totaling $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013 and $0.7 million and $0.3 million for the nine months ended September 30, 2014 and 2013, was subsequently eliminated from its share of SPS’s net income and a corresponding reduction was made to the carrying value of its investment.

NOTE 7.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.

The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2014 (in thousands):

September 30, 2014
Asset retirement obligations, beginning of period	$8,277
Additional liabilities incurred	4,886
Accretion expense	354
Liabilities settled upon plugging and abandoning wells	(7)
Revision of estimates	820
Asset retirement obligations, end of period	$14,330

NOTE 8.    DEBT

The Company’s debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit agreement	$—	$234,750
Senior unsecured notes	550,000	—
Premium on senior unsecured notes	5,617	—
Capital leases	1,789	—
Second lien term loan	—	192,854
Aircraft term loan	—	2,593
Total debt	557,406	430,197
Less: current portion	(476)	(227)
Total long-term debt	$556,930	$429,970

Revolving Credit Agreement

On October 21, 2013, the Company entered into an amended and restated credit agreement (as amended, the “Revolving Credit Agreement”) with Wells Fargo Bank National Association as the administrative agent. The Revolving Credit Agreement provides a revolving credit facility with a borrowing capacity up to the lesser of (i) the borrowing base (as defined in the Revolving Credit Agreement) and (ii) $750.0 million. The Revolving Credit Agreement matures on September 10, 2018. The borrowing base will be redetermined by the lenders at least semi-annually on each April 1 and October 1, with the next redetermination to occur on October 1, 2014. The Revolving Credit Agreement is secured by substantially all of the Company’s assets.

On April 15, 2014, in connection with the issuance of the Notes (as defined herein) offering, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement whereby the borrowing base was increased from $227.5 million to $365.0 million. Immediately following the Notes offering, the borrowing base was reduced to $327.5 million.

On May 2, 2014, the Company entered into the Fourth Amendment to the Revolving Credit Agreement whereby the expiration date of any letter of credit was increased from fifteen months to eighteen months.

On May 9, 2014, the Company entered into the Fifth Amendment to the Revolving Credit Agreement whereby certain terms were amended permitting the Corporate Reorganization to occur.

On May 29, 2014, the Company used proceeds from the Offering to repay the outstanding borrowings under the Revolving Credit Agreement.

On September 4, 2014, the Company entered into the Sixth Amendment to the Revolving Credit Agreement (the “Sixth Amendment”.)  The Sixth Amendment changed the reporting requirements and deliverables in response to the Company becoming a public company.

As of September 30, 2014, the borrowing base was $327.5 million, and in November 2014, the borrowing base was increased to $575.0 million, with a commitment level of $365.0 million.  There were no borrowings outstanding and $0.3 million in letters of credit outstanding as of September 30, 2014, resulting in availability of $327.2 million.

Borrowings under the Revolving Credit Agreement can be made in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBO rate (equal to the product of: (a) the LIBO rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (expressed as a decimal) on such date at which the Administrative Agent is required to maintain reserves on ‘Eurocurrency Liabilities’ as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted LIBO rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized. The Revolving Credit Agreement also provides for a commitment fee ranging from 0.375% to 0.500%, depending on the percentage of our borrowing base utilized. As of September 30, 2014, letters of credit outstanding under the Revolving Credit Agreement had a weighted average interest rate of 1.75%. The Company may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

The Revolving Credit Agreement requires the Company to maintain the following two financial ratios:

•

a current ratio, which is the ratio of consolidated current assets (including unused availability under its revolving credit facility) to consolidated current liabilities of not less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

•

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

At September 30, 2014, the Company was in compliance with all required covenants. The Revolving Credit Agreement is subject to customary events of default, including a change in control (as defined in the Revolving Credit Agreement). If an event of default occurs and is continuing, the Majority Lenders (as defined in the Revolving Credit Agreement) may accelerate any amounts outstanding.

7.5% Senior Notes due 2022

On February 5, 2014, Parsley LLC and Finance Corp. issued $400 million of 7.5% senior notes due 2022 (the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each February 15 and August 15, commencing August 15, 2014.  These notes are guaranteed on a senior unsecured basis by all of our subsidiaries, other than Parsley LLC and Finance Corp.  The issuance of the Notes resulted in net proceeds, after discounts and offering expenses, of approximately $391.4 million, $198.5 million of which was used repay all outstanding term debt, accrued interest and a prepayment penalty under a second lien credit facility (which was terminated concurrently with such repayment) and $175.1 million of which was used to partially repay amounts outstanding, plus accrued interest, under the Revolving Credit Agreement.

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

At any time prior to February 15, 2017, the Company may redeem up to 35% of the Notes at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 120 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to February 15, 2017, the Company may redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after February 15, 2017, the Company may redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 105.625% for the twelve-month period beginning on February 15, 2017, 103.750% for the twelve-month period beginning February 15, 2018, 101.875% for the twelve-month period beginning on February 15, 2019 and 100.00% beginning on February 15, 2020, plus accrued and unpaid interest to the redemption date.

The indenture governing the Notes restricts our ability and the ability of certain of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended. If the ratings on the Notes were to decline subsequently to below investment grade, the suspended covenants will be reinstated.

Aircraft Term Loan

On April 2, 2013, the Company entered into a $2.8 million term loan (“Aircraft Term Loan”) in connection with the purchase of a corporate aircraft.  The Company paid the Aircraft Term Loan in full in August 2014.

Capital Lease

During the nine months ended September 2014, the Company entered into an aggregate of $1.9 million in capital lease agreements payable (“Capital Leases”) in connection with the lease of vehicles for operations and field personnel. The Capital Leases bear interest at annual rates ranging from 5.0% to 7.0% with varying maturities between September 2015 and August 2018. The Capital Leases require monthly payments of $51,976 of principal and interest.

Principal maturities of long-term debt

Principal maturities of long-term debt outstanding at September 30, 2014 are as follows (in thousands):

2014	$315
2015	1,332
2016	1,348
2017	1,258
2018	791
Thereafter	552,362
Total	$557,406

Interest expense

The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash payments for interest	$21,813	$2,823	$26,025	$7,925
Change in interest accrual	(12,000)	—	3,129	—
Payment-in-kind interest	—	682	234	1,908
Amortization of deferred loan origination costs	534	80	1,406	207
Write-off of deferred loan origination costs	—	820	386	820
Amortization of bond premium	(191)	—	(382)	—
Interest income	(142)	(66)	(261)	(159)
Interest costs incurred	10,014	4,339	30,537	10,701
Less: capitalized interest	—	(627)	(2,689)	(1,485)
Total interest expense	$10,014	$3,712	$27,848	$9,216

NOTE 9.    EQUITY

Preferred Stock

Pursuant to the Company’s Bylaws, the Company’s board of directors, subject to any limitations prescribed by law, may, without further stockholder approval, establish and issue from time to time one or more classes or series of preferred stock, par value $0.01 per share, covering up to an aggregate of 50.0 million shares of preferred stock.  The Company had no shares of preferred stock outstanding at September 30, 2014.

Class A Common Stock

As a result of the Offering and the Corporate Reorganization, the Company has a total of 93.9 million shares of its Class A Common Stock outstanding as of September 30, 2014, which includes 0.8 million shares of restricted stock and restricted stock units.  Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.  Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A Common Stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any of our outstanding shares of preferred stock.

Class B Common Stock

As a result of the Corporate Reorganization, the Company has a total of 32.1 million shares of its Class B Common Stock outstanding as of September 30, 2014.  Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to the amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.

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

The PE Unit Holders generally have the right to exchange (the “Exchange Right”) their PE Units (and a corresponding number of shares of Class B Common Stock), for shares of the Company’s Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding number of shares of Class B Common Stock) exchanged, (subject to conversion rate adjustments for stock splits, stock dividends, and reclassifications) or cash at the Company’s or Parsley LLC’s election (the “Cash Option”).

Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period.  Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and restricted stock units. Because the Company recognized a net loss for the nine months ended September 30, 2014, Class B Common Stock and unvested restricted stock and restricted stock unit awards were not recognized in dilutive earnings per share calculations for that period as they would be antidilutive.

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(In thousands)
Basic EPS
Numerator:
Basic net income attributable to Parsley Energy Inc. Stockholders	$16,867	$(19,791)
Denominator:
Basic weighted average shares outstanding	93,168	42,319
Basic EPS attributable to Parsley Energy Inc. Stockholders	$0.18	$(0.47)
Diluted EPS
Numerator:
Net income attributable to Parsley Energy Inc. Stockholders	16,867	(19,791)
Effect of conversion of the shares of Company's Class B Common stock to shares of the Company's Class A common stock	6,034	—
Diluted net income attributable to Parsley Energy Inc. Stockholders	$22,901	$(19,791)
Denominator:
Basic weighted average shares outstanding	93,168	42,319
Effect of dilutive securities:
Class B Common Stock	32,145	—
Restricted Stock and Restricted Stock Units	108	—
Diluted weighted average shares outstanding	125,421	42,319
Diluted EPS attributable to Parsley Energy Inc. Stockholders	$0.18	$(0.47)

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

As the investment by the Preferred Holders was redeemable at their option, the Company reflected this investment outside of permanent equity, under the heading “Mezzanine Equity—Redeemable LLC Units” in Parsley LLC’s Condensed Consolidated and Combined Balance Sheet at December 31, 2013, in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity”.

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

The incentive units were accounted for as liability-classified awards pursuant to ASC Topic 718, “Compensation—Stock Compensation,” as achievement of the payout conditions required the settlement of such awards by transferring cash to the incentive unit holder. As such, the fair value of the incentive unit was remeasured each reporting period through the date of settlement, with the percentage of such fair value recorded to compensation expense each period being equal to the percentage of the requisite explicit or implied service period that has been rendered at that date.

In connection with the Corporate Reorganization, all of the incentive units were immediately vested and converted into PE Units and, subsequently, a portion of such PE Units were exchanged on a one for one basis for shares of Class A Common Stock.  As a result, Parsley LLC was required to recognize, as a non-cash charge, the unrecognized cumulative incentive unit compensation expense of approximately $50.6 million on May 29, 2014, in addition to the $0.5 million recognized during the period from January 1, 2014 through May 29, 2014.  There was no incentive unit compensation recognized during the three months ended September 30, 2014 and 2013 or for the nine months ended September 30, 2013.

Restricted Stock and Restricted Stock Unit Awards

Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions. Restricted stock unit awards are awards of restricted stock units that are subject to restrictions on transfer and to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restriction.  Each restricted stock unit represents the right to receive one share of Class A Common Stock.  The fair value of such restricted stock and restricted stock units was determined using the weighted average closing price on the grant date and compensation expense is recorded over the applicable vesting periods.

The following table summarized the Company’s restricted stock and restricted stock unit award activity for the nine months ended September 30, 2014:

	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value
Outstanding at January 1, 2014	—	$—
Restricted Stock Granted	770	$18.52
Restricted Stock Units Granted	24	$18.50
Vested	—	$—
Forfeited	(27)	$18.50
Outstanding at September 30, 2014	767	$18.52

Stock based compensation expense related to restricted stock and restricted stock units was $0.9 and $1.2 million for the three and nine months ended September 30, 2014, respectively. There was approximately $13.0 million of unamortized compensation expense relating to outstanding restricted stock and restricted stock units at September 30, 2014.

Noncontrolling Interest

As a result of the Corporate Reorganization and the Offering, the Company acquired 74.3% of Parsley LLC, with the Existing Owners retaining ownership of 25.7% of Parsley LLC. As a result, the Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the Existing Owners as a noncontrolling interest.

Net income attributable to noncontrolling interest for the three and nine months ended September 30, 2014 of approximately $9.4 and $10.5 million, respectively, represents the net income of Parsley LLC attributable to the Existing Owners’ retained interest since May 29, 2014.

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

Parsley LLC, the Company’s accounting predecessor, is a limited liability company that is not subject to U.S. federal income tax. As part of the Corporate Reorganization, certain of the Existing Owners exchanged all or part of their PE Units for shares of the Company’s common stock, as discussed in Note 1 – Organization and Nature of Business. On the date of the Corporate Reorganization, a corresponding “first day” tax charge of approximately $95.5 million was recorded to establish a net deferred tax liability for differences between the tax and book basis of Parsley LLC’s assets and liabilities. In addition, the Company recorded a long term liability of $56.3 million to establish the TRA (as defined herein) and a corresponding deferred tax asset of $66.3 million.  The offset of the deferred tax liability, TRA, and deferred tax asset was recorded to additional paid-in capital.  During the three months ended September 30, 2014, as part of the tax return preparation process, adjustments were made to reduce the TRA liability by $4.9 million and to reduce the deferred tax asset by $5.8 million with the offset recorded to additional paid in capital.  As of September 30, 2014, the liability associated with the TRA was $51.4 million and the corresponding deferred tax asset was $60.5 million.

The Company is a corporation and it is subject to U.S. federal income tax. The tax implications of the corporate reorganization and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying consolidated financial statements. The effective combined U.S. federal and state income tax rate after the corporate reorganization was 35.7% percent.  Income tax expense was $9.4 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively.  Income tax expense was $11.7 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.  Total income tax expense for the three months and nine months ended September 30, 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

NOTE 11.    RELATED PARTY TRANSACTIONS

Well Operations

During the three and nine months ended September 30, 2014 and 2013, several of the Company’s directors, officers, 5% stockholders, their immediate family, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three months ended September 30, 2014 and 2013, totaled $3.1 million and $4.6 million, respectively. Revenues disbursed for the nine months ended September 30, 2014 and 2013, total $10.0 million and $11.3 million, respectively.

As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.

Tex-Isle Supply, Inc. Purchases

The Company makes purchases of equipment used in its drilling operations from Tex-Isle Supply, Inc. (“Tex-Isle”).  Tex-Isle is controlled by a party who is also the general partner of Diamond K Interests, LP (“Diamond K”), a former member of Parsley LLC. In connection with the Offering, Diamond K exchanged its membership interest for shares of Class A Common Stock.  As of May 29, 2014, Diamond K is no longer considered a related party as their ownership interest fell below 5%, which results in Tex-Isle no longer being considered a related party.  During the three and nine months ended September 30, 2013, the Company made purchases of equipment used in its drilling operations totaling $14.4 million and $44.0 million, respectively from Tex-Isle.  During the five months ended May 29, 2014, the Company made purchases of equipment used in its drilling operations totaling $25.0 million, from Tex-Isle, and capitalized these costs as part of its oil and natural gas property.

Spraberry Production Services LLC

As defined in Note 6—Equity Investment, as of September 30, 2014, the Company owns a 50% interest in SPS.  During the three months ended September 30, 2014 and 2013, the Company incurred charges totaling $1.1 million and $1.0 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities; and during the nine months ended September 30, 2014 and 2013, the Company incurred charges totaling $2.9 million and $3.0 million, respectively for such services.  Diamond K owns a 50% interest in SPS.

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

NOTE 12.    SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2014 and 2013, each of the following purchasers accounted for more than 10% of our revenue:

	Nine Months Ended September 30,
	2014	2013
Plains Marketing, L.P.	17%	22%
Atlas Pipeline Mid-Continent WestTex, LLC	21%	15%
Enterprise Crude Oil, LLC	13%	19%
Permian Transport & Trading	12%	26%
BML, Inc.	11%	— %

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments.  The book value of the Company’s Revolving Credit Agreement approximates its fair value as the interest rate is variable.

The estimated fair value of the Company’s $550 million of Notes at September 30, 2014, was approximately $568.6 million. The fair value of the Notes is classified as a level 1 measurement as it is calculated based on market quotes.

Financial Assets and Liabilities Measured at Fair Value

Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying Condensed Consolidated and Combined Balance Sheets and in Note 8—Derivative Financial Instruments. The fair values of the Company’s commodity derivative instruments are classified as level 2 measurements as they are calculated using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors. The following summarizes the fair value of the Company’s derivative assets and liabilities according to their fair value hierarchy as of the reporting dates indicated (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Commodity derivative contracts
Assets:
Short-term derivative instruments	$—	$9,520	$—	$9,520
Long-term derivative instruments	—	25,674	—	25,674
Total derivative instrument - asset	$—	$35,194	$—	$35,194

Liabilities:
Short-term derivative instruments	$—	$(1,541)	$—	$(1,541)
Long-term derivative instruments	—	(4,512)	—	(4,512)
Total derivative instruments - liability	—	(6,053)	—	(6,053)
Net commodity derivative asset	$—	$29,141	$—	$29,141

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Commodity derivative contracts
Assets:
Short-term derivative instruments	$—	$6,999	$—	$6,999
Long-term derivative instruments	—	13,850	—	13,850
Total derivative instrument - asset	$—	$20,849	$—	$20,849

Liabilities:
Short-term derivative instruments	$—	$(4,435)	$—	$(4,435)
Long-term derivative instruments	—	(2,208)	—	(2,208)
Total derivative instruments - liability	—	(6,643)	—	(6,643)
Net commodity derivative asset	$—	$14,206	$—	$14,206

There were no transfers in to or out of level 2 during the three and nine months ended September 30, 2014 or 2013.

NOTE 14.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.  The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

Revolving Credit Agreement

In November 2014, the Company entered into the Seventh Amendment to the Amended and Restated Credit Agreement whereby the borrowing base was increased from $327.5 million to $575.0 million, with a commitment level of $365.0 million.

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

Our Predecessor and Parsley Energy, Inc.

Parsley Energy Inc. (together with its subsidiaries, the “Company”) was formed in December 2013 and does not have historical financial operating results. For purposes of this discussion, our accounting predecessors are Parsley Energy, LLC (“Parsley LLC”) and its predecessors. Parsley LLC was formed in June 2013 to engage in the acquisition, development, exploration and exploitation of oil and natural gas reserves in the Permian Basin. Concurrent with the formation of Parsley LLC, all of the interest holders in Parsley Energy, L.P. (“Parsley LP”), Parsley Energy Management, LLC (“PEM”), and Parsley Energy Operations, LLC (“PEO”) exchanged their interests in each such entity for interests in Parsley LLC (the “Exchange”). The Exchange was treated as a reorganization of entities under common control.

We are a holding company whose sole material asset consists of 32,145,296 units in Parsley LLC. We are the managing member of Parsley LLC and are responsible for all operational, management and administrative decisions of Parsley LLC, and we consolidate the financial results of Parsley LLC and its subsidiaries.

Overview

We are an independent oil and natural gas company focused on the acquisition, development and exploitation of unconventional oil and natural gas reserves in the Permian Basin. Our properties are located in the Midland and Delaware Basins and our activities have historically been focused on the vertical development of the Spraberry, Wolfberry and Wolftoka Trends of the Midland Basin. Our vertical wells in the area are drilled into stacked pay zones that include the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline), Strawn, Atoka and Mississippian formations. We supplement our vertical development drilling activity with horizontal wells and expect to target various stacked pay intervals in the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline), and Atoka shales.

Our Properties

At September 30, 2014, our acreage position was 120,940 net acres. The vast majority of our acreage is located in the Midland Basin, and the majority of our identified vertical and horizontal drilling locations are located in our Midland Basin-Core area. Our Midland Basin-Core area contains areas of Andrews, Glasscock, Howard, Martin, Midland, Reagan, and Upton Counties.  From the time we began drilling operations in November 2009 through September 30, 2014, we have drilled and placed on production approximately 458 vertical wells across our acreage in the Midland Basin. In addition to our vertical drilling program in the Midland Basin, we initiated our horizontal development program with one rig during the fourth quarter of 2013 and have increased to three operated horizontal rigs as of September 30, 2014. Through September 30, 2014, we have drilled and placed on production 11 horizontal wells in the Midland Basin.  Additionally, we commenced our vertical appraisal drilling program in the Delaware Basin during the first quarter of 2014.  At September 30, 2014, we had drilled and completed two vertical appraisal wells and expect to drill a third vertical appraisal well. As of September 30, 2014, we have identified 1,862 potential horizontal drilling locations, 1,619 80- and 40-acre potential vertical drilling locations and 2,164 20-acre potential vertical drilling locations on our existing acreage, which does not include any locations in Gaines County (Midland Basin) or in our Southern Delaware Basin acreage. As of September 30, 2014, we had interests in 628 gross (353 net) producing wells across our properties and operated 99% of the wells in which we had an interest.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

—	production volumes;

—	realized prices on the sale of oil, natural gas and NGLs, including the effect of our commodity derivative contracts;

—	lease operating expenses;

—	capital expenditures; and

—	Adjusted EBITDA.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended September 30, 2014 and 2013, our revenues were derived 76% and 81%, respectively, from oil sales and 24% and 19%, respectively, from natural gas and NGLs sales. For the nine months ended September 30, 2014 and 2013, our revenues were derived 76% and 81%, respectively, from oil sales and 24% and 19%, respectively, from natural gas and NGLs sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. NGLs production and sales are included in our natural gas production and sales.

Production Volumes

The following table presents historical production volumes for our properties for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Oil (MBbls)	733	298	1,878	701
Natural gas and natural gas liquid (MMcf)	4,061	1,417	9,778	3,233
Total (MBoe)	1,410	534	3,509	1,240
Average net production (Boe/d)	15,324	5,806	12,852	4,542

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

Realized Prices on the Sale of Oil, Natural Gas and NGLs

The NYMEX WTI futures price is a widely used benchmark in the pricing of domestic and imported oil in the United States. The actual prices realized from the sale of oil differ from the quoted NYMEX WTI price as a result of quality and location differentials. For example, the prices we realize on the oil we produce are affected by the ability to transport crude oil to the Cushing, Oklahoma transport hub and the Gulf Coast refineries. Periodically, logistical and infrastructure constraints at the Cushing, Oklahoma transport hub have resulted in an oversupply of crude oil at Midland, Texas and thus lower prices for Midland WTI. These lower prices have adversely affected the prices we realize on oil sales and increased our differential to NYMEX WTI.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Oil
NYMEX WTI High	$105.34	$110.53	$107.26	$110.53
NYMEX WTI Low	$91.16	$97.99	$91.16	$86.86
Differential to Average NYMEX WTI	$(11.83)	$(2.40)	$(8.20)	$(5.54)

Natural Gas
NYMEX Henry Hub High	$4.46	$3.81	$6.15	$4.41
NYMEX Henry Hub Low	$3.75	$3.23	$3.75	$3.11
Differential to Average NYMEX Henry Hub	$0.88	$1.48	$0.44	$0.87

In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the three months ended September 30, 2014, the NYMEX-WTI oil price ranged from a high of $105.34 per Bbl to a low of $91.16 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $4.46 per MMBtu to a low of $3.75 per MMBtu. For the nine months ended September 30, 2014, the NYMEX WTI oil price ranged from a high of $107.26 per Bbl to a low of $91.16 per Bbl, while the NYMEX Henry Hub natural gas price ranged from a high of $6.15 per MMBtu to a low of $3.75 per MMBtu.

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

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis including hedging our natural gas production. We are not under an obligation to hedge a specific portion of our oil or natural gas production.

Our positions hedging production as of September 30, 2014 were as follows:

Description and Production Period	VOLUME (Bbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)
Crude Oil Put Spreads:
October 2014	50,000	$65.00	$90.00
February 2015—June 2015	500,000	$60.00	$80.00
January 2015—February 2016	1,080,000	$60.00	$90.00
March 2016—June 2016	700,000	$65.00	$85.00
October 2014—June 2016	300,000	$70.00	$85.00
July 2016—December 2016	1,800,000	$70.00	$85.00
Crude Oil Three Way Collars:
October 2014	45,000	$65.00	$90.00	$125.00
November 2014—January 2015	300,000	$55.00	$87.50	$120.00
October 2014—February 2016	550,000	$65.00	$85.00	$110.00
March 2015—June 2016	600,000	$65.00	$85.00	$120.00

Description and Production Period	VOLUME (MMBtu)	SHORT PUT PRICE ($/MMBtu)	LONG PUT PRICE ($/MMBtu)	SHORT CALL PRICE ($/MMBtu)
Natural Gas Three Way Collars:
October 2014—December 2014	400,000	$4.00	$5.00	$5.57
January 2015—December 2015	3,600,000	$3.75	$4.50	$5.25

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Incentive Unit Compensation

For the nine months ended September 30, 2014 and the year ended December 31, 2013, within Incentive unit compensation, are amounts attributable to incentive units that, pursuant to the terms of the Parsley LLC limited liability company agreement at that date, were only entitled to a payout after a specified level of cumulative cash distributions had been received by Natural Gas Partners, through NGP X US Holdings, L.P. (collectively, “NGP”) and other investors, including all of our executive officers (the “PSP Members”). At December 31, 2013 and September 30, 2014, the incentive units were being accounted for as liability-classified awards pursuant to ASC Topic 718, “Compensation—Stock Compensation”, as achievement of the payout conditions required settlement of such awards by transferring cash to the incentive unit holder.

As part of the transactions described below “Corporate Reorganization,” the Parsley LLC limited liability company agreement was amended. Such amendments, among other things, converted all outstanding incentive units in Parsley LLC into PE Units.  A portion of such PE Units were exchanged on a one for one basis for shares of Class A Common Stock, instead of in cash. As a result, on May 29, 2014, we accounted for the incentive unit awards as equity-classified awards pursuant to ASC Topic 718. This resulted in the recognition of $50.1 million of stock based compensation equal to the excess of the modified awards’ fair value (based on the initial offering price of $18.50) over the amount of cumulative compensation cost recognized prior to that date.

Stock Based Compensation

Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions. Restricted stock unit awards are awards of restricted stock units that are subject to restrictions on transfer and to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restriction.  Each restricted stock unit represents the right to receive one share of Class A Common Stock.  The fair value of such awards was determined using the weighted average closing price on the grant date and compensation expense is recorded over the applicable vesting periods. During the three and nine months ended September 30, 2014, 31,220 and 769,694 shares of restricted stock and zero and 23,649 restricted stock units were granted to our directors, management, and employees, respectively.  During the three and nine months ended September 30, 2014, 26,792 shares were forfeited.  Stock based compensation expense related to restricted stock and restricted stock units was $0.9 and $1.2 million for the three and nine months ended September 30, 2014, respectively. There was approximately $13.0 million of unamortized stock compensation expense relating to outstanding restricted stock and restricted stock units at September 30, 2014.

Public Company Expenses

We expect to incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including, but not limited to, increased scope of our operations as a result of recent activities and costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, legal fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations.

Corporate Reorganization

The historical condensed consolidated and combined financial statements are based on the financial statements of our accounting predecessors, Parsley LLC and its predecessors, prior to the reorganization that occurred in connection with the Offering as described in Note 1—Organization and Nature of Operations – Corporate Reorganization.  As a result, the historical condensed consolidated and combined financial data may not give you an accurate indication of what our actual results would have been if the transactions described in Note 1—Organization and Nature of Operations – Corporate Reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In addition, we have entered into the TRA with certain members of Parsley LLC (as set forth in the TRA) (the “TRA Holders”) in connection with the Offering. This agreement generally provides for the payment by us to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after this offering as a result of (i) any tax basis increases resulting from the contribution in connection with the Offering by such TRA Holder of all or a portion of its PE Units to the Company in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock pursuant to the Exchange Right (or resulting from an exchange of PE Units for cash at our or Parsley LLC’s election) and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining 15% of these cash savings.

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

The Company’s operations located in Texas are subject to an entity-level tax, the Texas margin tax, at a statutory rate of up to 1.0% of Texas income.

Increased Drilling Activity

We began drilling operations in November 2009. As of September 30, 2014, we operate eight vertical drilling rigs and three horizontal drilling rigs on our properties. For the nine months ended September 30, 2014, our capital expenditures for drilling and completions were $309.8 million, as compared to $268.4 million for all of fiscal year 2013.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Oil and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$63,345	$30,355	$32,990	109%
Natural gas and natural gas liquid sales	20,272	7,085	13,187	186%
Total revenues	$83,617	$37,440	$46,177	123%

Average sales prices(1):
Oil sales, without realized derivatives (per Bbls)	$86.42	$101.86	$(15.44)	(15)%
Oil sales, with realized derivatives (per Bbls)	$84.12	$99.93	$(15.81)	(16)%
Natural gas and NGLs, without realized derivatives (per Mcf)	$4.99	$5.00	$(0.01)	(0)%
Natural gas and NGLs, with realized derivatives (per Mcf)	$4.96	$5.00	$(0.04)	(1)%
Average price per BOE, without realized derivatives	$59.31	$70.09	$(10.78)	(15)%
Average price per BOE, with realized derivatives	$58.03	$69.01	$(10.98)	(16)%

Production:
Oil (MBbls)	733	298	435	146%
Natural gas and natural gas liquid (MMcf)	4,061	1,417	2,644	187%
Total (MBoe)(2)	1,410	534	876	164%

Average daily production volume:
Oil (Bbls/d)	7,967	3,239	4,728	146%
Natural gas and natural gas liquids (Mcf/d)	44,141	15,402	28,739	187%
Total (Boe/d)	15,324	5,806	9,518	164%
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

	Three Months Ended September 30,
	2014	2013
Average realized oil price ($/Bbl)	$86.42	$101.86
Average NYMEX ($/Bbl)	$98.25	$104.26
Differential to NYMEX	$(11.83)	$(2.40)
Average realized oil price to NYMEX percentage	88%	98%
Average realized natural gas price ($/Mcf)	$4.99	$5.00
Average NYMEX ($/Mcf)	$4.11	$3.52
Differential to NYMEX	$0.88	$1.48
Average realized natural gas to NYMEX percentage	121%	142%

Oil revenues increased 109% from $30.4 million during the three months ended September 30, 2013 to $63.3 million during the three months ended September 30, 2014. The increase is attributable to an increase in oil production volumes of 435 MBbls in conjunction with a decrease in average oil prices to $86.42 per barrel for the three months ended September 30, 2014. Of the overall changes in oil sales, increases in oil production volumes accounted for a positive change of $44.3 million while decreases in oil prices accounted for a negative change of $11.3 million. Our production volumes significantly increased due to increased drilling activities and acquisitions during the period.

Natural gas and NGLs revenues increased by 186% from $7.1 million during the three months ended September 30, 2013 to $20.3 million during the three months ended September 30, 2014. The revenue increase is a result of an increase in volumes sold of 2,644 MMcf, which was partially offset by a slight decrease in our average realized natural gas and NGLs prices to $4.99 per Mmcf, for the three months ended September 30, 2014. Natural gas revenue includes revenue from the sale of NGLs volumes. Of the overall changes in natural gas and NGLs sales, increases in natural gas and NGLs production volumes accounted for a positive change of $13.2 million while the change in natural gas and NGLs prices account for an immaterial change.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$10,507	$3,159	$7,348	233%
Production and ad valorem taxes	5,543	1,998	3,545	177%
Depreciation, depletion and amortization	20,370	7,759	12,611	163%
General and administrative expenses	9,731	3,635	6,096	168%
Acquisition costs	2,524	—	2,524	100%
Stock based compensation	910	—	910	100%
Accretion of asset retirement obligations	145	48	97	202%
Total operating expenses	$49,730	$16,599	$33,131	200%

Expense per Boe:
Lease operating expenses	$7.45	$5.91	$1.54	26%
Production and ad valorem taxes	3.93	3.74	0.19	5%
Depreciation, depletion and amortization	14.45	14.53	(0.08)	(1)%
General and administrative expenses	6.90	6.80	0.10	1%
Acquisition costs	1.79	—	1.79	100%
Stock based compensation	0.65	—	0.65	100%
Accretion of asset retirement obligations	0.10	0.09	0.01	11%
Total operating expenses per Boe	$35.27	$31.07	$4.20	14%

 Lease Operating Expenses. Lease operating expenses increased 233% from $3.2 million during the three months ended September 30, 2013 to $10.5 million during the three months ended September 30, 2014. The increase is primarily due to the higher operated well count in the three month period ended September 30, 2014 as compared to the prior year period. On a per Boe basis, lease operating expenses increased from $5.91 per Boe to $7.45 per Boe during this period. This increase was attributable to an increase in costs for well servicing and increased workover and water disposal activity.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 177% from $2.0 million during the three months ended September 30, 2013 to $5.5 million during the three months ended September 30, 2014 due to increased wellhead revenue resulting from higher production. Our increased drilling activity led to a higher number of wells brought on production during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Depreciation, Depletion and Amortization. DD&A expense increased by 163% from $7.8 million during the three months ended September 30, 2013 to $20.4 million for the three months ended September 30, 2014 due to an increase in capitalized costs and production volumes. DD&A expense per BOE decreased by $0.08 primarily due to the significant increase in total proved developed reserves and increased production volumes offset by a smaller increase in developmental costs.

General and Administrative Expenses. General and administrative expenses increased 168% from $3.6 million during the three months ended September 30, 2013 to $9.7 million during the three months ended September 30, 2014 general and administrative expenses increased due to higher payroll and payroll-related costs as we hired additional employees to manage our growing asset base, higher rig count and increased production.

Acquisition costs. Acquisition costs during the three months ended September 30, 2014 are due to a one time advisory and valuation fee related to the Cimarex Acquisition, as described in Note 5—Acquisitions of Oil and Gas Properties.

Stock based compensation. Stock based compensation increased $0.9 million for the three months ended September 30, 2014 due to the issuance and amortization of the restricted stock and restricted stock units issued during the nine months ended September 30, 2014.  No stock based compensation expenses were incurred during the three month period ended September 30, 2013.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(10,014)	$(3,712)	$(6,302)	170%
Income from equity investment	447	78	369	473%
Derivative income (loss)	11,767	(4,959)	16,726	(337)%
Other income (expense)	(461)	—	(461)	(100)%
Total other expense, net	$1,739	$(8,593)	$10,332	(120)%

Interest Expense. Interest expense increased 170% from $3.7 million during the three months ended September 30, 2013 to $10.0 million in the three months ended September 30, 2014 primarily due to accrued interest related to our Senior Notes due 2022.

Derivative Income (Loss). Gain on derivative instruments increased 337% from a loss of $5.0 million during the three months ended September 30, 2013 to a gain of $11.8 million during the three months ended September 30, 2014 primarily as a result of the favorable commodity price changes on increased hedging activities.

Income Tax Expense

Our operations are taxed at a combined U.S. federal and state effective tax rate of 35.7%.  As a pass-through entity, our predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax.  During the three months ended September 30, 2014, we recognized $9.4 million of expense, an increase of $9.0 million, or 2250%, as compared to the $0.4 million we recognized during the three months ended September 30, 2013. This increase was attributable to our status as a corporation subject to U.S. federal income tax as well as a net increase in operating income, the components of which are discussed above.

Results of Operations

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

Oil and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$170,908	$65,308	$105,600	162%
Natural gas and natural gas liquid sales	52,743	14,963	37,780	252%
Total revenues	$223,651	$80,271	$143,380	179%

Average sales prices(1):
Oil sales, without realized derivatives (per Bbls)	$91.01	$93.16	$(2.15)	(2)%
Oil sales, with realized derivatives (per Bbls)	$88.70	$86.39	$2.30	3%
Natural gas and NGLs, without realized derivatives (per Mcf)	$5.39	$4.63	$0.76	16%
Natural gas and NGLs, with realized derivatives (per Mcf)	$5.36	$4.63	$0.73	16%
Average price per BOE, without realized derivatives	$63.74	$64.75	$(1.01)	(2)%
Average price per BOE, with realized derivatives	$62.42	$60.91	$1.51	2%

Production:
Oil (MBbls)	1,878	701	1,177	168%
Natural gas and natural gas liquid (MMcf)	9,778	3,233	6,545	202%
Total (MBoe)(2)	3,509	1,240	2,269	183%

Average daily production volume:
Oil (Bbls/d)	6,879	2,568	4,311	168%
Natural gas and natural gas liquids (Mcf/d)	35,817	11,842	23,975	202%
Total (Boe/d)	12,852	4,542	8,310	183%

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

	Nine Months Ended September 30,
	2014	2013
Average realized oil price ($/Bbl)	$91.01	$93.16
Average NYMEX ($/Bbl)	$99.21	$98.70
Differential to NYMEX	$(8.20)	$(5.54)
Average realized oil price to NYMEX percentage	92%	94%
Average realized natural gas price ($/Mcf)	$5.39	$4.63
Average NYMEX ($/Mcf)	$4.95	$3.76
Differential to NYMEX	$0.44	$0.87
Average realized natural gas to NYMEX percentage	109%	123%

Oil revenues increased 162% from $65.3 million during the nine months ended September 30, 2013 to $170.9 million during the nine months ended September 30, 2014. The increase is attributable to an increase in oil production volumes of 1,177 MBbls offset by a decrease in average oil prices to $91.01 per barrel from $93.16 per barrel.  Of the overall changes in oil sales, increases in oil production volumes accounted for a positive change of $109.6 million while decreases in oil prices accounted for a negative change of $4.0 million.

Natural gas and NGLs revenues increased 252% from $15.0 million during the nine months ended September 30, 2013 to $52.7 million during the nine months ended September 30, 2014. The revenue increase is primarily a result of an increase in volumes sold of 6,545 MMcf in conjunction with an increase in average natural gas prices to $5.39 per Mcf from $4.63 per Mcf. Of the overall changes in natural gas and NGLs, increases in natural gas and NGLs production volumes accounted for a positive change of $30.3 million while increases in prices accounted for a positive change of $7.4 million. Natural gas revenue includes revenue from the sale of NGLs volumes.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$27,193	$10,265	$16,928	165%
Production and ad valorem taxes	14,026	4,221	9,805	232%
Depreciation, depletion and amortization	59,208	16,038	43,170	269%
General and administrative expenses	24,295	7,832	16,463	210%
Acquisition costs	2,524	—	2,524	100%
Incentive unit compensation	51,088	—	51,088	100%
Stock based compensation	1,204	—	1,204	100%
Accretion of asset retirement obligations	354	109	245	225%
Total operating expenses	$179,892	$38,465	$141,427	368%

Expense per Boe:
Lease operating expenses	$7.75	$8.28	$(0.53)	(6)%
Production and ad valorem taxes	4.00	3.40	0.60	18%
Depreciation, depletion and amortization	16.87	12.94	3.93	30%
General and administrative expenses	6.92	6.32	0.60	9%
Acquisition costs	0.72	—	0.72	100%
Incentive unit compensation	14.56	—	14.56	100%
Stock based compensation	0.34	—	0.34	100%
Accretion of asset retirement obligations	0.10	0.09	0.01	11%
Total operating expenses per Boe	$51.26	$31.03	$20.23	65%

Lease Operating Expenses. Lease operating expenses increased 165% from $10.3 million during the nine months ended September 30, 2013 to $27.2 million during the nine months ended September 30, 2014. The increase is primarily due to the higher operated well count in the nine month period ended September 30, 2014 as compared to the prior year period. On a per Boe basis, lease operating expenses decreased from $8.28 per Boe to $7.75 per Boe. This decrease was attributable to higher initial production from new wells which lower our average price, partially offset by an increase in costs for workovers, repairs and maintenance, and additional lease operators.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 232% from $4.2 million during the nine months ended September 30, 2013 to $14.0 million during the nine months ended September 30, 2014 due to increased wellhead revenue resulting from higher production. Our increased drilling activity led to a higher number of wells brought on production during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Depreciation, Depletion and Amortization. DD&A expense increased by 269% from $16.0 million during the nine months ended September 30, 2013 to $59.2 million for the nine months ended September 30, 2014 due to an increase in capitalized costs and production volumes. DD&A expense per BOE for the nine months ended September 30, 2014 increased by $3.93 from the nine months ended September 30, 2013 primarily due to the multiple oil and gas acquisitions and the increase in developmental costs.

General and Administrative Expenses. General and administrative expenses increased 210% from $7.8 million during the nine months ended September 30, 2013 to $24.3 million during the nine months ended September 30, 2014 primarily due to higher payroll and payroll-related costs as we added additional employees to manage our growing asset base, higher rig count and increased production.

Acquisition costs. Acquisition costs during the nine months ended September 30, 2014 are due to a one time advisory and valuation fee related to the Cimarex Acquisition, as described in Note 5—Acquisitions of Oil and Gas Properties.

Incentive unit compensation. Incentive unit compensation increased $51.1 million during the nine months ended September 30, 2014 due to the one time incentive unit compensation expense recognized upon the Corporate Reorganization. No incentive unit compensation expenses were incurred during the nine months ended September 30, 2013.

Stock based compensation. Stock based compensation increased $1.2 million for the nine months ended September 30, 2014 due to the issuance and amortization of the restricted stock and restricted stock units issued during the nine months ended September 30, 2014.  No stock based compensation expenses were incurred during the nine months ended September 30, 2013.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(27,848)	$(9,216)	$(18,632)	202%
Prepayment premium paid on extinguishment of debt	(5,107)	—	(5,107)	100%
Income from equity investment	388	291	97	33%
Derivative loss	(8,262)	(8,339)	77	(1)%
Other income (expense)	(466)	69	(535)	(775)%
Total other expense, net	$(41,295)	$(17,195)	$(24,100)	140%

Interest Expense. Interest expense increased 202% from $9.2 million during the nine months ended September 30, 2013 to $27.8 million in the nine months ended September 30, 2014 primarily due to higher weighted-average outstanding borrowings under our credit facilities and accrued interest under our Senior Notes due 2022.

Prepayment Premium on Extinguishment of Debt. During the first quarter of 2014, we incurred a $5.1 million charge related to a premium penalty on our then outstanding second lien term loan.

Derivative Loss. Loss on derivative instruments decreased $0.1 million during the nine months ended September 30, 2014 primarily as a result of the impact of favorable commodity price changes on increased hedging activities.

Income Tax Expense

From the date of the corporate reorganization, our operations are taxed at a combined U.S. federal and state effective tax rate of 35.7%.  As a pass-through entity, our predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax.  During the nine months ended September 30, 2014, we recognized $11.7 million of expense, an increase of $10.7 million, or 1070%, as compared to the $1.0 million we recognized during the nine months ended September 30, 2013. This increase was attributable to our status as a corporation subject to U.S. federal income tax as well as a net increase in operating income, the components of which are discussed above.

Liquidity and Capital Resources

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our Revolving Credit Agreement. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed. A portion of the net proceeds, of approximately $867.8 million, from the Offering were used to make a cash payment in settlement of the Preferred Return and to reduce amounts drawn under our Revolving Credit Agreement.  Remaining net proceeds are being used to fund a portion of our exploration and development program.

Our primary use of capital is for the development and exploration of oil and natural gas properties and increasing our acreage position. Our borrowings were approximately $557.4 million and $430.2 million as of September 30, 2014 and December 31, 2013, respectively. Total borrowings during those periods were used primarily to fund development and exploration of oil and natural gas properties in addition to adding to our leasehold interests.

Capital Requirements and Sources of Liquidity

For the nine months ended September 30, 2014, our aggregate drilling and completion capital expenditures were $309.8 million. During the year ended December 31, 2013, our aggregate drilling and completion capital expenditures were $268.4 million.  These capital expenditure totals exclude acquisitions.  Substantially all of our remaining capital expenditures in 2014 for drilling and completion will be spent in the Midland Basin.

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

Based upon current oil and natural gas price expectations for the remainder of 2014 and fiscal year 2015, we believe that our cash flow from operations, proceeds of our Offering and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through 2015. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. For example we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2013 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2014 does not allocate any amounts for acquisitions of leasehold interests and proved properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$74,100	$31,343
Net cash used in investing activities	(935,341)	(190,782)
Net cash provided by financing activities	974,607	164,580

Cash Flow Provided by Operating Activities.  Net cash provided by operating activities was approximately $74.1 million and $31.3 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by operating activities increased from the period ending September 30, 2013 to September 30, 2014 primarily due to the $53.0 million increase in operating income excluding the $51.1 million non-cash incentive unit compensation.  The increase in operating income is primarily due to an increase in our production margin attributable to a 183% increase in our production volumes, which is offset by a $1.01, or 2%, decrease in average realized prices per BOE, without realized derivatives, in addition to increased expenses as a result of having more producing wells in the first nine months of 2014 as compared to the first nine months in 2013.  Cash provided by operating activities is impacted by the prices received for oil and natural gas sales and levels of production volumes. Our production volumes in the future will in large part be dependent upon the dollar amount and results of future capital expenditures. Future levels of capital expenditures made by us may vary due to many factors, including drilling results, oil and natural gas prices, industry conditions, prices and availability of goods and services and the extent to which proved properties are acquired.

Cash Flow Used in Investing Activities.  Net cash used in investing activities was approximately $935.3 million and $190.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increased amount of cash used in investing activities in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due primarily to the $597.2 million increase in acquisition activity as discussed in Note 5—Acquisition of Oil and Gas Properties.  In addition, the increase is also due to additional rigs operating, our horizontal drilling plan, and drilling higher working interest wells during the nine months ended September 30, 2014 over the nine months ended September 30, 2013.

Cash Flow Provided by Financing Activities.  Net cash provided by financing activities was approximately $974.6 million and $164.6 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities increased in the period ending September 30, 2014 primarily due to the issuance of Class A Common Stock in conjunction with the Offering and Corporate Reorganization and the increase in long-term borrowings.

Revolving Credit Agreement. The borrowing base will be redetermined by the lenders at least semi-annually on each April 1 and October 1, with the most recent redetermination on October 1, 2014. As of September 30, 2014, the borrowing base was $327.5 million and in November 2014, the borrowing base was increased to $575.0 million, with a commitment level of $365.0 million.  There were no borrowings outstanding and $0.3 million in letters of credit outstanding as of September 30, 2014, resulting in availability of $327.2 million.

Our Revolving Credit Agreement is secured by liens on substantially all of our properties and guarantees from our subsidiaries. The Revolving Credit Agreement contains restrictive covenants that may limit our ability to, among other things:

—	incur additional indebtedness;
—	sell assets;
—	make loans to others;
—	make investments;
—	enter into mergers;
—	make or declare dividends;
—	hedge future production or interest rates;
—	incur liens; and
—	engage in certain other transactions without the prior consent of the lenders.

The Revolving Credit Agreement requires the Company to maintain the following two financial ratios:

—

a current ratio, which is the ratio of consolidated current assets (including unused availability under our revolving credit facility) to consolidated current liabilities of not less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

—

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

At September 30, 2014, the Company was in compliance with all required covenants.

Senior Unsecured Notes. See Note 8—Debt to our Condensed Consolidated and Combined Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our 7.500% Senior Notes due 2022.

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

Working Capital

Our working capital totaled $32.2 million and $(54.2) million at September 30, 2014 and December 31, 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $132.8 million and $19.4 million at September 30, 2014 and December 31, 2013, respectively. The $113.4 million increase in cash is primarily attributable to the receipt of proceeds for the sale of Class A Common Stock in conjunction with the Offering offset by acquisitions of oil and gas properties, as described in Note 5—Acquisitions of Oil and Gas Properties.  Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our credit agreement will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

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

Asset Retirement Obligations

We have significant obligations to remove tangible equipment and facilities associated with our oil and natural gas wells and our gathering systems, and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are associated with plugging and abandoning wells and our gathering systems. Estimating the future restoration and removal costs is difficult and requires us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGLs production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our oil, natural gas and NGLs production depend on many factors outside of our control, such as the strength of the global economy and global supply and demand for the commodities we produce.

To reduce the impact of fluctuations in oil prices on our revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil and natural gas production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations.  For a description of our open positions at September 30, 2014, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of our Revenues.”

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

As of September 30, 2014, the fair market value of our oil derivative contracts was a net asset of $27.6 million.  Based on our open oil derivative positions at September 30, 2014, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $13.6 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $22.3 million.  As of September 30, 2014, the fair market value of our natural gas derivative contracts was a net asset of $1.6 million.  Based upon our open commodity derivative positions at September 30, 2014, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $0.7 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivate asset by approximately $0.7 million.

Counterparty Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as it deems appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. We plan to continue to evaluate the credit standings of our counterparties in a similar manner. A portion of our derivative contracts currently in place are with lenders under our Revolving Credit Agreement, who have investment grade ratings.

Item 4.    Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Other Information

On November 10, 2014, the Company, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto entered into the Seventh Amendment to the Revolving Credit Agreement (the “Seventh Amendment”).

The Seventh Amendment, among other things, modifies the terms of the Revolving Credit Agreement to allow the Company to select the Aggregate Elected Borrowing Base Commitments (as defined in the Seventh Amendment), so long as the Aggregate Elected Borrowing Base Commitments do not exceed the Borrowing Base (as defined in the Revolving Credit Agreement), and in each case subject to certain additional terms and conditions.  Pursuant to the Seventh Amendment, each Lender’s commitment to advance loans to the Company may not exceed such Lender’s Applicable Percentage (as defined in the Revolving Credit Agreement) of the Aggregate Elected Borrowing Base Commitments.  The Company may from time to time reduce or increase the Aggregate Elected Borrowing Base Commitments, in each case subject to the terms and conditions set forth in the Seventh Amendment.   As a result of the foregoing, the commitment fee on unused availability under the Revolving Credit Agreement will be based on the unused amount of the least of (i) the Aggregate Maximum Credit Amount (as defined in the Revolving Credit Agreement), (ii) the Borrowing Base and (iii) the Aggregate Elected Borrowing Base Commitments.  As of the Seventh Amendment Effective Date (as defined in the Seventh Amendment), the Aggregate Elected Borrowing Base Commitments equal $365 million.

In addition, the Seventh Amendment increases the Borrowing Base from $327.5 million to $575 million.  Notwithstanding such increase, pursuant to the foregoing paragraph and the terms of the Seventh Amendment, the maximum amount available to be drawn under the Revolving Credit Agreement as of the Seventh Amendment Effective Date is $365 million.

From time to time, the agents, arrangers, book runners and lenders under the Revolving Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing description of the Seventh Amendment is not complete and is qualified by reference to the full text of the Seventh Amendment, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

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

Item 6.    Exhibits

Exhibit No.	Description
2.1*

Purchase and Sale Agreement, dated as of August 19, 2014, by and between Cimarex Energy Co. and Parsley Energy, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the Commission on August 25, 2014).

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

10.1†

Indemnification Agreement, dated as of July 23, 2014, by and between Parsley Energy, Inc. and Hemang Desai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the Commission on July 24, 2014).

10.2†

Indemnification Agreement, dated as of August 19, 2014, by and between Parsley Energy, Inc. and William Browning (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the Commission on August 25, 2014).

10.3*

Seventh Amendment to Amended and Restated Credit Agreement, dated November 10, 2014, by and among Parsley Energy, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto.

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

PARSLEY ENERGY, INC.

November 14, 2014	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman, President and Chief Executive Officer

November 14, 2014	By:	/s/ Ryan Dalton
Ryan Dalton
Vice President—Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*

Purchase and Sale Agreement, dated as of August 19, 2014, by and between Cimarex Energy Co. and Parsley Energy, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the Commission on August 25, 2014).

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

10.1†

Indemnification Agreement, dated as of July 23, 2014, by and between Parsley Energy, Inc. and Hemang Desai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the Commission on July 24, 2014).

10.2†

Indemnification Agreement, dated as of August 19, 2014, by and between Parsley Energy, Inc. and William Browning (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the Commission on August 25, 2014).

10.3*

Seventh Amendment to Amended and Restated Credit Agreement, dated November 10, 2014, by and among Parsley Energy, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto.

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