Form 10-Q
period 2015-03-31
Parsley Energy, Inc.
filed 2015-05-14
CIK 1594466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 13, 2015, the registrant had 108,762,018 shares of Class A common stock and 32,145,296 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements.  When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) and other filings with the United States Securities and Exchange Commission (“SEC”).  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas, and NGLs. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in our Annual Report.

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

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The terms defined in this section are used throughout this Quarterly Report:

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

“workover.” Operations on a producing well to restore or increase production.

“WTI.” West Texas Intermediate crude oil, which is a light, sweet crude oil, characterized by an American Petroleum Institute gravity, or API gravity, between 39 and 41 and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

PART 1: FINANCIAL INFORMATION

Item 1:    Financial Statements

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,236	$50,550
Accounts receivable:
Joint interest owners and other	36,101	37,620
Oil and gas	19,672	22,700
Related parties	2,243	4,065
Short-term derivative instruments	54,512	80,911
Materials and supplies	4,342	3,767
Other current assets	4,596	4,548
Total current assets	148,702	204,161
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, successful efforts method	2,014,240	1,872,616
Accumulated depreciation, depletion and amortization	(164,417)	(128,044)
Total oil and natural gas properties, net	1,849,823	1,744,572
Other property, plant and equipment, net	19,891	16,290
Total property, plant and equipment, net	1,869,714	1,760,862
NONCURRENT ASSETS
Long-term derivative instruments	47,415	70,805
Equity investment	3,133	2,121
Deferred loan costs, net	11,835	12,943
Other noncurrent assets	197	187
Total noncurrent assets	62,580	86,056
TOTAL ASSETS	$2,080,996	$2,051,079

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$120,859	$139,922
Revenue and severance taxes payable	37,705	38,366
Current portion of long-term debt	655	650
Short-term derivative instruments	17,360	29,326
Current deferred tax liability	13,721	12,601
Total current liabilities	190,300	220,865
NONCURRENT LIABILITIES
Long-term debt	556,486	676,845
Asset retirement obligations	16,383	16,207
Deferred tax liability	62,755	62,334
Payable pursuant to tax receivable agreement	50,689	50,689
Long-term derivative instruments	16,818	31,275
Other noncurrent liabilities	—	375
Total noncurrent liabilities	703,131	837,725
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock
Class A, $.01 par value, 600,000,000 shares authorized, 108,823,744 issued and 108,774,991 outstanding at March 31, 2015 and 93,937,947 issued and 93,901,208 outstanding at December 31, 2014	1,081	932
Class B, $.01 par value, 125,000,000 shares authorized, 32,145,296 issued and outstanding at March 31, 2015 and December 31, 2014	321	321
Additional paid in capital	842,485	644,636
Retained earnings	44,328	61,352
Treasury Stock, at cost, 48,753 shares and 36,739 at March 31, 2015 and December 31, 2014	—	—
Total stockholders' equity	888,215	707,241
Noncontrolling interest	299,350	285,248
Total equity	1,187,565	992,489
TOTAL LIABILITIES AND EQUITY	$2,080,996	$2,051,079

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
REVENUES
Oil sales	$43,688	$45,828
Natural gas sales	6,956	5,037
Natural gas liquids sales	4,567	6,865
Total revenues	55,211	57,730
OPERATING EXPENSES
Lease operating expenses	16,398	7,018
Production and ad valorem taxes	4,495	2,972
Depreciation, depletion and amortization	37,381	18,392
General and administrative expenses	11,472	7,626
Exploration costs	3,219	—
Incentive unit compensation	—	529
Stock based compensation	1,641	—
Accretion of asset retirement obligations	249	92
Total operating expenses	74,855	36,629
OPERATING INCOME	(19,644)	21,101
OTHER INCOME (EXPENSE)
Interest expense, net	(11,538)	(7,928)
Rig termination	(5,100)	—
Prepayment premium on extinguishment of debt	—	(5,107)
Derivative income (loss)	7,142	(5,676)
Other income (expense)	108	138
Total other income (expense), net	(9,388)	(18,573)
INCOME (LOSS) BEFORE INCOME TAXES	(29,032)	2,528
INCOME TAX BENEFIT (EXPENSE)	5,474	(545)
NET INCOME (LOSS)	(23,558)	1,983
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	6,534	—
NET INCOME (LOSS) ATTRIBUTABLE TO PARSLEY ENERGY INC. STOCKHOLDERS	$(17,024)	$1,983

Net income (loss) per common share:
Basic	$(0.17)
Diluted	$(0.17)
Weighted average common shares outstanding:
Basic	101,273
Diluted	101,273

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Issued Shares						Shares
	Class A common stock	Class B common Stock	Class A common stock	Class B common Stock	Additional paid in capital	Retained Earnings	Treasury stock	Treasury stock	Total Stockholders' equity	Noncontrolling interest	Total Equity

Balance at December 31, 2014	93,937	32,145	$932	$321	$644,636	$61,352	37	$—	$707,241	$285,248	$992,489
Reorganization Transactions:
Issuance of Class A Common Stock, net of underwriters discount and expenses	14,886	—	149	—	223,859	—	—	—	224,008	—	224,008
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	(20,636)	—	—	—	(20,636)	20,636	—
Increase in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(7,015)	—	—	—	(7,015)	—	(7,015)
Restricted stock forfeited	—	—	—	—	(38)	—	12	—	(38)	—	(38)
Stock based compensation	—	—	—	—	1,679	—	—	—	1,679	—	1,679
Consolidated net loss	—	—	—	—	—	(17,024)	—	—	(17,024)	(6,534)	(23,558)
Balance at March 31, 2015	108,823	32,145	$1,081	$321	$842,485	$44,328	49	$—	$888,215	$299,350	$1,187,565

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,558)	$1,983
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	37,381	18,392
Accretion of asset retirement obligations	249	92
Non—cash exploration costs	1,716	—
Amortization of debt issue costs	1,108	727
Amortization of bond premium	(191)	—
Interest not paid in cash	—	234
Income from equity investment	(87)	(119)
Provision for deferred income taxes	(5,474)	545
Deemed contribution - incentive unit compensation	—	529
Stock based compensation	1,641	—
Derivative (gain) loss	(7,142)	5,676
Net cash received (paid) for derivative settlements	13,196	(20)
Net cash received (paid) for option premiums	17,398	(13,044)
Net premiums (paid) received on options that settled during the period	(136)	(1,260)
Net cash paid to margin account	—	528
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,547	(31,576)
Materials and supplies	(575)	(403)
Other current assets	2	834
Other noncurrent assets	(10)	—
Accounts payable and accrued expenses	(22,865)	25,209
Revenue and severance taxes payable	(661)	937
Other noncurrent liabilities	(374)	—
Amounts due to/from related parties	1,822	721
Net cash provided by operating activities	17,987	9,985
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(117,930)	(92,772)
Acquisitions of oil and natural gas properties	(21,722)	(27,291)
Additions to other property and equipment	(4,567)	(757)
Investment in equity investment	(925)	—
Net cash used in investing activities	(145,144)	(120,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	—	470,547
Payments on long-term debt	(120,164)	(367,906)
Debt issue costs	—	(8,801)
Proceeds from issuance of common stock, net	224,007	—
Net cash provided by financing activities	103,843	93,840
Net decrease in cash and cash equivalents	(23,314)	(16,995)
Cash and cash equivalents at beginning of period	50,550	19,393
Cash and cash equivalents at end of period	$27,236	$2,398
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,963	$3,360
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$73	$895
Additions (reductions) to oil and natural gas properties - change in capital accruals	$3,802	$(19,717)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1.    ORGANIZATION AND NATURE OF OPERATIONS

Parsley Energy, Inc. (“Parsley Energy” and, together with its subsidiaries, the “Company”) was formed on December 11, 2013, pursuant to the laws of the State of Delaware, as a wholly-owned subsidiary of Parsley Energy, LLC (“Parsley LLC”), a Delaware limited liability company formed on June 11, 2013 and is engaged in the acquisition, development, production, exploration and sale of crude oil and natural gas properties located primarily in the Permian Basin, which is located in West Texas and Southeastern New Mexico.

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

Private Placement of Common Stock

On February 5, 2015, the Company entered into an agreement to sell 14.9 million shares of Class A Common Stock in a private placement (the “Private Placement”) at a price of $15.50 per share to selected institutional investors.  The Private Placement closed on February 11, 2015, and resulted in gross proceeds of approximately $230.7 million to the Company and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $224.0 million.

Upon completion of the Private Placement, the Company contributed all of the net proceeds of the Private Placement to Parsley LLC in exchange for 14.9 million PE Units.  As a result, the Company’s ownership of Parsley LLC increased to 77.2%, with the Existing Owners (defined herein) ownership of Parsley LLC decreasing to 22.8%.

NOTE 2.    BASIS OF PRESENTATION

These condensed consolidated and combined financial statements include the accounts of Parsley Energy and its majority-owned subsidiary, Parsley LLC, and its wholly-owned subsidiaries: (i) Parsley Energy, L.P. (“Parsley LP”), (ii) Parsley Energy Management, LLC (the “General Partner”), (iii) Parsley Energy Operations, LLC (“Operations”), and its wholly-owned subsidiary, Parsley Energy Aviation, LLC and (iv) Parsley Finance Corp (“Finance Corp”).  Parsley LP owns a 42.5% noncontrolling interest in

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Spraberry Production Services LLC (“SPS”).  The Company accounts for its investment in SPS using the equity method of accounting.  All significant intercompany and intra-company balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  We believe the disclosures made are adequate to make the information not misleading.  We recommend that these condensed consolidated and combined financial statements should be read in conjunction with Parsley LLC’s audited condensed consolidated and combined financial statements and related notes thereto included in the Annual Report.

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the three-month period ended March 31, 2015, is not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2015.

Use of Estimates

These condensed consolidated and combined financial statements and related notes are presented in accordance with GAAP. Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the SEC and (2) make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management believes the major estimates and assumptions impacting our condensed consolidated and combined financial statements are the following:

●	estimates of proved reserves of oil and natural gas, which affect the calculations of depletion, depreciation and amortization and impairment of capitalized costs of oil and natural gas properties;

●	estimates of asset retirement obligations;

●	estimates of the fair value of oil and natural gas properties we own, particularly properties that we have not yet explored, or fully explored, by drilling and completing wells;

●	impairment of undeveloped properties and other assets;

●	depreciation of property and equipment; and

●	valuation of commodity derivative instruments.

Actual results may differ from estimates and assumptions of future events and these revisions could be material. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

Significant Accounting Policies

For a complete description of the Company’s significant accounting policies, see Note 3—Summary of Significant Accounting Policies in the Annual Report.

Revenues

During the three months ended March 31, 2015, we began reporting our NGLs separately as adequate historical information was available to conform to comparative presentation.  During prior periods, the NGLs were reported combined with natural gas.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 255-20): Simplifying Financial Reporting by Eliminating the Concept of Extraordinary Items, which amends the FASB Accounting Standards Codification to remove entirely from US GAAP the concept of an extraordinary item.  The amendment requires that the nature and effects of an event or transaction deemed unusual in nature or that is expected to occur infrequently should be disclosed on the face of the income statement as a separate component of income from continuing operations or, alternatively, in notes to the financial statements.  The amended guidance becomes mandatorily effective for both public and private companies covering fiscal years, and interim periods within such years, beginning after December 15, 2015.  The amended guidance will not materially affect the Company’s condensed consolidated and combined financial statements or notes to the condensed consolidated and combined financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated.  Under the revised guidance, all legal entities are subject to reevaluation under the revised consolidation model, unless a scope exception applies.  Though the revised guidance mostly affects asset managers, all reporting entities involved with limited partnerships or similar entities are required to reevaluate such entities for consolidation.  The guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015.  The amended guidance will not materially affect the Company’s condensed consolidated and combined financial statements or notes to the condensed consolidated and combined financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative to reduce the cost and complexity in accounting standards.  The ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability.  The treatment is consistent with the current presentation of debt discounts or premiums.  For public business entities, the guidance is effective for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amended guidance must be applied on a retrospective basis and will not materially affect the Company’s condensed consolidated and combined financial statements or notes to the condensed consolidated and combined financial statements.

NOTE 3.    DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivative Instruments and Concentration of Risk

Objective and Strategy

The Company uses derivative financial instruments to manage its exposure to cash flow variability from commodity price risk inherent in its exploration and production activities. These include exchange traded and over-the-counter (OTC) crude put spread options and three-way collars with the underlying contract and settlement pricings based on NYMEX West Texas Intermediate (WTI) and Henry Hub, respectively. Options and collars are used to establish a floor price, or floor and ceiling prices, for expected future oil and natural gas sales.

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

The Company uses three-way collars to manage commodity price risk for both oil and natural gas production. A three-way collar is a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price plus the excess of the purchased put strike price over the sold put strike price.

As of March 31, 2015, the Company had entered into derivative contracts through June 2017 covering a total of approximately 9,557 MBbl of our projected oil production through the purchases of put spreads and three-way collars. The Company also entered into three-way collars through December 2015 covering approximately 2,400 MMBtu of our projected natural gas production.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Derivative Activities

The following table summarizes the open positions for the commodity derivative instruments held by the Company at March 31, 2015:

	Notional	Weighted Average
Crude Options	(MBbl)	Strike Price
Purchased
Puts	9,557	$60.56
Calls	—	$—
Sold
Puts	(9,557)	$43.46
Calls	(955)	$115.97

	Notional	Weighted Average
Natural Gas	(MMBtu)	Strike Price
Purchased
Puts	2,400	$4.50
Calls	—	$—
Sold
Puts	(2,400)	$3.75
Calls	(2,400)	$5.25

During the first quarter of 2015, Parsley elected to lower certain strike prices for both long and short put positions.  By lowering the strike prices for the put spreads, the Company collected approximately $40.7 million of cash for 4,305 notional MBbls, which is reflected in our quarter-end cash balance.

The Company excluded from the tables above and below 10,745 notional MBbls with a fair value of $216.7 million relating to amounts recognized under the master netting agreement with the derivative counterparty.

Effect of Derivative Instruments on the Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Balance Sheets

The following table summarizes the gross fair values of the Company’s commodity derivative instruments as of the reporting dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Short-term derivative instruments	$54,512	$80,911
Long-term derivative instruments	47,415	70,805
Total derivative instruments - asset	101,927	151,716
Short-term derivative instruments	(17,360)	(29,326)
Long-term derivative instruments	(16,818)	(31,275)
Total derivative instruments - liability	(34,178)	(60,601)
Net commodity derivative asset	$67,749	$91,115

Condensed Consolidated and Combined Statements of Operation

The Company recognized a gain from its derivative activities of $7.1 million and a loss of $5.7 million for the three months ended March 31, 2015 and 2014, respectively. These gains and losses are included in the Condensed Consolidated and Combined Statements of Operations line item, Derivative income (loss), as they were not designated as hedges for accounting purposes for any of the periods presented.  The fair value of the derivative instruments is discussed in Note 13—Disclosures about Fair Value of Financial Instruments.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Offsetting of Derivative Assets and Liabilities

The Company has agreements in place with all its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts.  During the three months ended March 31, 2015, the Company did not receive or post any margins in connection with collateralizing its derivative positions. At December 31, 2014, the Company received and posted margins with some of its counterparties to collateralize certain derivative positions.

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with the brokers as of the reporting dates indicated (in thousands):

	Gross Amount		Cash
	Presented on	Netting	Collateral	Net
	Balance Sheet	Adjustments	Posted (Received)	Exposure
March 31, 2015
Derivative assets with right of offset or master netting agreements	$101,927	$(34,178)	$—	$67,749
Derivative liabilities with right of offset or master netting agreements	(34,178)	34,178	—	—

December 31, 2014
Derivative assets with right of offset or master netting agreements	$151,716	$(60,601)	$—	$91,115
Derivative liabilities with right of offset or master netting agreements	(60,601)	60,601	—	—

Credit Risk Related Contingent Features in Derivatives

Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk related event. These events, which are defined by the existing commodity derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. None of the Company’s commodity derivative instruments were in a net liability position with respect to any individual counterparty at March 31, 2015 and December 31, 2014.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following (in thousands):

	March 31, 2015	December 31, 2014
Oil and natural gas properties:
Subject to depletion	$1,376,279	$1,248,376
Not subject to depletion-acquisition costs
Incurred in 2015	45,878	—
Incurred in 2014	524,102	562,046
Incurred in 2013 and prior	67,981	62,194
Total not subject to depletion	637,961	624,240
Gross oil and natural gas properties	2,014,240	1,872,616
Less accumulated depreciation and depletion	(164,417)	(128,044)
Oil and natural gas properties, net	1,849,823	1,744,572
Other property and equipment	23,744	19,177
Less accumulated depreciation	(3,853)	(2,887)
Other property and equipment, net	19,891	16,290
Property and equipment, net	$1,869,714	$1,760,862

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects.  At March 31, 2015 and December 31, 2014, the Company had excluded $638.0 million and $624.2 million, respectively, of capitalized costs from depletion.

As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to depreciation, depletion and amortization (“DD&A”). Depletion of capitalized costs is provided using the units-of-production method based on proved oil and gas reserves related to the associated reservoir. Depletion expense on capitalized oil and gas property was $36.4 million and $18.1 million for the three months ended March 31, 2015 and 2014, respectively. The Company had no exploratory wells in progress at March 31, 2015 and March 31, 2014.

The Company capitalizes interest on expenditures made in connection with long-term projects that are not subject to current depletion.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use and only to the extent the company has incurred interest expense. Due to the nature of the Company’s current drilling operations and the timing of payment, there was no interest capitalized during the three months ended March 31, 2015.  During the three months ended March 31, 2014, the Company capitalized interest of $1.0 million.

Depreciation expense on other property and equipment was $1.0 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5.    ACQUISITIONS OF OIL AND GAS PROPERTIES

The following acquisitions were accounted for using the acquisition method under ASC Topic 805, “Business Combinations,” which requires the acquired assets and liabilities to be recorded at fair values as of the respective acquisition dates.

During the three months ended March 31, 2015 and 2014, the Company acquired, from unaffiliated individuals and entities, additional working interests in wells it operates through a number of separate, individually negotiated transactions for an aggregate total cash consideration of $1.6 million and $12.3 million, respectively. The Company reflected the total consideration paid as part of its cost subject to depletion within its oil and gas properties. The revenues and operating expenses attributable to the working interest acquisitions during the three months ended March 31, 2015 and 2014, were not material.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

In addition to the above acquisitions, the Company incurred a total of $20.1 million and $15.0 million of leasehold acquisition costs during the three months ended March 31, 2015 and 2014, respectively, which are included as a part of costs not subject to depletion.

NOTE 6.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.

The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2015 (in thousands):

March 31, 2015
Asset retirement obligations, beginning of period	$16,207
Additional liabilities incurred	221
Accretion expense	249
Liabilities settled upon plugging and abandoning wells	—
Revision of estimates	(294)
Asset retirement obligations, end of period	$16,383

NOTE 7.    DEBT

The Company’s debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit agreement	$—	$120,000
Senior unsecured notes	550,000	550,000
Capital leases	1,907	2,069
Total debt	551,907	672,069
Premium on senior unsecured notes	5,234	5,426
Less: current portion	(655)	(650)
Total long-term debt	$556,486	$676,845

Revolving Credit Agreement

On October 21, 2013, the Company entered into an amended and restated credit agreement (as amended, the “Revolving Credit Agreement”) with Wells Fargo Bank National Association as the administrative agent. The Revolving Credit Agreement provides a revolving credit facility with a borrowing capacity up to the lesser of (i) the borrowing base (as defined in the Revolving Credit Agreement), (ii) aggregate commitments, and (iii) $750.0 million. The Revolving Credit Agreement matures on September 10, 2018. The borrowing base is redetermined by the lenders at least semi-annually on each April 1 and October 1, with the next redetermination to occur on October 1, 2015. The Revolving Credit Agreement is secured by substantially all of the Company’s assets.

As of March 31, 2015, the borrowing base was $560.8 million, with a commitment level of $365.0 million. There were no borrowings outstanding and $0.3 million in letters of credit outstanding as of March 31, 2015, resulting in availability of $364.7 million.

On April 21, 2015, the Company entered into the Eighth Amendment to the Revolving Credit Agreement (as discussed in further detail in Note 14—Subsequent Events) whereby the borrowing base was adjusted to $500.0 million, with the commitment level increasing to $500.0 million. As of the date of redetermination, there were no borrowings outstanding and $0.3 million in letters of credit outstanding, resulting in availability of $499.7 million.

Borrowings under the Revolving Credit Agreement can be made in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the product of: (a) the LIBOR rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

the aggregate of the maximum reserve percentages (expressed as a decimal) on such date at which the administrative agent is required to maintain reserves on Eurocurrency Liabilities (as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted LIBOR rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized. The Revolving Credit Agreement also provides for a commitment fee ranging from 0.375% to 0.500%, depending on the percentage of our borrowing base utilized. As of March 31, 2015, letters of credit outstanding under the Revolving Credit Agreement had a weighted average interest rate of 1.75%. The Company may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

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

The Revolving Credit Agreement also places restrictions on the Company with respect to additional indebtedness, liens, dividends and other payments, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.

At March 31, 2015, the Company was in compliance with all required covenants. The Revolving Credit Agreement is subject to customary events of default, including a change in control (as defined in the Revolving Credit Agreement). If an event of default occurs and is continuing, the Majority Lenders (as defined in the Revolving Credit Agreement) may accelerate any amounts outstanding.

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

At any time prior to February 15, 2017, the Company may redeem up to 35% of the Notes at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 120 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to February 15, 2017, the Company may redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after February 15, 2017, the Company may redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 105.625% for the 12-month period beginning on February 15, 2017, 103.750% for the 12-month period beginning February 15, 2018, 101.875% for the 12-month period beginning on February 15, 2019, and 100.00% beginning on February 15, 2020, plus accrued and unpaid interest to the redemption date.

The indenture governing the Notes restricts our ability and the ability of certain of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem,

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

repurchase or retire our capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the indenture) has occurred and is continuing, many of such covenants will be suspended. If the ratings on the Notes were to decline subsequently to below investment grade, the suspended covenants will be reinstated. As of March 31, 2015, the Company is in compliance with all required covenants.

Capital Leases

As of March 31, 2015, the Company had entered into an aggregate of $2.3 million in capital lease agreements payable (“Capital Leases”) in connection with the lease of vehicles for operations and field personnel. The Capital Leases bear interest at annual rates ranging from 4.9% to 6.7% with varying maturities between March 2017 and August 2018. The Capital Leases require aggregate monthly payments of $62,317 of principal and interest.

Principal Maturities of Long-Term Debt

Principal maturities of long-term debt outstanding at March 31, 2015 are as follows (in thousands):

2015	$462
2016	339
2017	491
2018	615
2019	—
Thereafter	550,000
Total	$551,907

Interest Expense

The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash payments for interest	$20,963	$3,126
Change in interest accrual	(10,384)	4,817
Payment-in-kind interest	—	234
Amortization of deferred loan origination costs	494	341
Write-off of deferred loan origination costs	614	386
Amortization of bond premium	(191)	—
Interest income	42	(9)
Interest costs incurred	11,538	8,895
Less: capitalized interest	—	(967)
Total interest expense	$11,538	$7,928

NOTE 8.    EQUITY

Preferred Stock

Pursuant to the Company’s bylaws, the Company’s board of directors, subject to any limitations prescribed by law, may, without further stockholder approval, establish and issue from time to time one or more classes or series of preferred stock, par value $0.01 per share, covering up to an aggregate of 50.0 million shares of preferred stock.  The Company had no shares of preferred stock outstanding at March 31, 2015.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Class A Common Stock

The Company has a total of 108.8 million shares of its Class A Common Stock outstanding as of March 31, 2015, which includes 0.7 million shares of restricted stock.  Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.  Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A Common Stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any of our outstanding shares of preferred stock.

Class B Common Stock

The Company has a total of 32.1 million shares of its Class B Common Stock outstanding as of March 31, 2015.  Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to the amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.

Holders of Class B Common Stock do not have any right to receive dividends, unless the dividend consists of shares of Class B Common Stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class B Common Stock paid proportionally with respect to each outstanding share of Class B Common Stock, and a dividend consisting of shares of Class A Common Stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class A Common Stock on the same terms is simultaneously paid to the holders of Class A Common Stock. Holders of Class B Common Stock do not have any right to receive a distribution upon a liquidation or winding up of the Company.

The PE Unit Holders generally have the right to exchange (the “Exchange Right”) their PE Units (and a corresponding number of shares of Class B Common Stock), for shares of the Company’s Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding number of shares of Class B Common Stock) exchanged, (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or cash at the Company’s or Parsley LLC’s election (the “Cash Option”).

Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period.  Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and restricted stock units. For the three months ended March 31, 2015, Class B Common Stock, unvested restricted stock and restricted stock unit awards were not recognized in dilutive earnings per share calculations for that period as they would be antidilutive.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

Three months ended March 31, 2015
(In thousands, except per share amounts)
Basic EPS
Numerator:
Basic net loss attributable to Parsley Energy Inc. Stockholders	$(17,024)
Denominator:
Basic weighted average shares outstanding	101,273
Basic EPS attributable to Parsley Energy Inc. Stockholders	$(0.17)
Diluted EPS
Numerator:
Net income attributable to Parsley Energy Inc. Stockholders	(17,024)
Effect of conversion of the shares of Company's Class B Common stock to shares of the Company's Class A common stock	—
Diluted net loss attributable to Parsley Energy Inc. Stockholders	$(17,024)
Denominator:
Basic weighted average shares outstanding	101,273
Effect of dilutive securities:
Class B Common Stock	—
Restricted Stock and Restricted Stock Units	—
Diluted weighted average shares outstanding (1)	101,273
Diluted EPS attributable to Parsley Energy Inc. Stockholders	$(0.17)

(1)

Approximately 212,000 shares related to performance based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals were not included in the computation of earnings per share for the three months ended March 31, 2015, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

Incentive Units

Pursuant to the limited liability company agreement of Parsley LLC (the “Parsley LLC Agreement”), certain incentive units were issued to legacy investors, management and employees of Parsley LLC. The incentive units were intended to be compensation for services rendered to Parsley LLC. The original terms of the incentive units were as follows: Tier I incentive units vested ratably over three years, but were subject to forfeiture if payout was not achieved. In addition, all unvested Tier I incentive units vested immediately upon Tier I payout. Tier I payout was realized upon the return of the Preferred Holders’ invested capital and a specified rate of return. Tier II, III and IV incentive units vested only upon the achievement of certain payout thresholds for each such tier and each tier of the incentive units was subject to forfeiture if the applicable required payouts were not achieved. In addition, vested and unvested incentive units would be forfeited if an incentive unit holder’s employment was terminated for any reason or if the incentive unit holder voluntarily terminated their employment.

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

In connection with the Corporate Reorganization, all of the incentive units were immediately vested and converted into PE Units and, subsequently, a portion of such PE Units were exchanged on a one for one basis for shares of Class A Common Stock.  As a result, Parsley LLC was required to recognize, as a non-cash charge, the unrecognized cumulative incentive unit compensation expense of approximately $50.6 million on May 29, 2014, in addition to the $0.5 million recognized during the period from January 1, 2014 through May 29, 2014.  There was no incentive unit compensation recognized during the three months ended March 31, 2015.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Noncontrolling Interest

Upon completion of the Private Placement in February 2015, the Company’s ownership of Parsley LLC increased to 77.2%, with the Existing Owners ownership of Parsley LLC decreasing to 22.8%. The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the Existing Owners as a noncontrolling interest.

Because the increase in the Company’s ownership interest in Parsley LLC does not result in a change of control, the transaction is accounted for as an equity transaction under ASC Topic 810, “Consolidation,” which requires that any differences between the amount by which the carrying value of the Company’s basis in Parsley LLC is adjusted and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.

Net loss attributable to noncontrolling interest for the three months ended March 31, 2015 of approximately $6.5 million represents the net income of Parsley LLC attributable to the Existing Owners’ retained interest for the three months ended March 31, 2015.

NOTE 9.    STOCK BASED COMPENSATION

In connection with the Offering, the Company adopted the Parsley Energy, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for employees, consultants, and directors of the Company who perform services for the Company.  Refer to “Executive Compensation and Other Information—Narrative Disclosure to Summary Compensation Table—2014 Long Term Incentive Plan” in the Company’s Proxy Statement filed on Schedule 14A for the 2015 Annual Meeting of Stockholders for additional information related to this equity based compensation plan.

Restricted Stock

Restricted stock awards are awards of Class A Common Stock that are subject to restrictions on transfer and to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions. The stock based compensation expense for these awards was determined using the closing price on the date of grant applied to the total number of shares that were anticipated to fully vest.

Time-Based Restricted Stock Unit Awards

Restricted stock unit awards represent the right to receive Class A Common Stock at the end of the vesting period equal to the number of restricted stock units granted.  Restricted stock units are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restriction.  The stock based compensation expense of such restricted stock units was determined using the closing price on the date of grant applied to the total number of shares that were anticipated to fully vest.

Performance Unit Awards

In February 2015, performance-based, stock-settled restricted stock unit awards, which we refer to as performance unit awards, were granted with a performance period of three years.  The number of shares of Class A Common Stock actually delivered pursuant to these performance unit awards depends on the Company’s performance over the performance period with respect to certain predetermined market conditions.  The Company granted a target number of 211,935 performance unit awards, but the conditions of the grants allow for an actual payout ranging between no payout and 200% of target. The fair value of such performance units was determined using a Monte Carlo simulation and will be recognized over the next three years.  The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The following table summarized the Company’s restricted stock, restricted stock unit award, and performance unit activity for the three months ended March 31, 2015:

	Restricted Stock	Restricted Stock Units	Performance Units
	(in thousands)
Outstanding at January 1, 2015	733	24	—
Awards granted (a)	—	500	212
Forfeited	(12)	(4)	—
Outstanding at March 31, 2015	721	520	212

(a) Weighted average grant date fair value	$—	$16.75	$24.20

Stock based compensation expense related to restricted stock, restricted stock units, and performance units was $1.6 million for the three months ended March 31, 2015.  There was no stock based compensation expense for the three months ended March 31, 2014.  There was approximately $23.3 million of unamortized compensation expense relating to outstanding restricted stock, restricted stock units, and performance units at March 31, 2015.

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

Parsley LLC, the Company’s accounting predecessor, is a limited liability company that is not subject to U.S. federal income tax. As part of the Corporate Reorganization, certain of the Existing Owners exchanged all or part of their PE Units for shares of the Company’s common stock, as discussed in Note 1 – Organization and Nature of Operations. On the date of the Corporate Reorganization, a corresponding “first day” tax charge of approximately $95.5 million was recorded to establish a net deferred tax liability for differences between the tax and book basis of Parsley LLC’s assets and liabilities. In addition, as of March 31, 2015, the liability associated with the TRA (as defined herein) was $50.7 million and the corresponding deferred tax asset was $59.6 million.

As a result of the Private Placement, as discussed in Note 1—Organization and Nature of Operations, the Company’s statutory rate related to certain tax and book basis timing differences increased by 1%, calculated by multiplying the 2.8% increase in the Company’s ownership of Parsley LLC by the Company’s federal tax rate of 35%.  As a result, the Company will record additional deferred tax liability of $7.0 million.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The Company is a corporation and it is subject to U.S. federal income tax. The tax implications of the Corporate Reorganization and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated and combined financial statements. The effective combined U.S. federal and state income tax rate as of March 31, 2015 was 18.9% percent.  During the three months ended March 31, 2015 and 2014, the Company recognized an income tax benefit of $5.5 million and an income tax expense of $0.5 million, respectively.  Total income tax expense for the three months ended March 31, 2015 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of earnings attributable to noncontrolling ownership interests.

NOTE 11.    RELATED PARTY TRANSACTIONS

Well Operations

During the three months ended March 31, 2015 and 2014, several of the Company’s directors, officers, 5% stockholders, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three months ended March 31, 2015 and 2014, totaled $1.8 million and $3.4 million, respectively.

As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.

Tex-Isle Supply, Inc. Purchases

The Company makes purchases of equipment used in its drilling operations from Tex-Isle Supply, Inc. (“Tex-Isle”).  Tex-Isle is controlled by a party who is also the general partner of Diamond K Interests, LP (“Diamond K”), a former member of Parsley LLC. In connection with the Offering, Diamond K exchanged its membership interest for shares of Class A Common Stock.  As of May 29, 2014, Diamond K is no longer considered a related party as its ownership interest fell below 10%, which results in Tex-Isle no longer being considered a related party.  During the three months ended March 31, 2014, the Company made purchases of equipment used in its drilling operations totaling $7.9 million from Tex-Isle.

Spraberry Production Services LLC

As defined in Note 2—Basis of Presentation, the Company owns a 42.5% interest in SPS.  During the three months ended March 31, 2015 and 2014, the Company incurred charges totaling $1.8 million and $1.1 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.

Lone Star Well Service, LLC

The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”), which is controlled by SPS.  During the three months ended March 31, 2015, the Company incurred charges totaling $0.9 million, for services performed by Lone Star for the Company’s wells operations and drilling activities.  There were no such charges incurred during the three months ended March 31, 2014.

Exchange Right

In accordance with the terms of the amended Parsley LLC Agreement, the PE Unit Holders generally have the right to exchange their PE Units (and a corresponding number of shares of the Company’s Class B Common Stock), for shares of the Company’s Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding share of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or cash (pursuant to the Cash Option). As a PE Unit Holder exchanges its PE Units, the Company’s interest in Parsley LLC will be correspondingly increased.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Tax Receivable Agreement

In connection with the Offering, on May 29, 2014, the Company entered into a Tax Receivable Agreement (the “TRA”) with Parsley LLC and certain holders of PE Units prior to the Offering (each such person a “TRA Holder”), including certain executive officers. This agreement generally provides for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Offering as a result of (i) any tax basis increases resulting from the contribution in connection with the Offering by such TRA Holder of all or a portion of its PE Units to the Company in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock pursuant to the Exchange Right (or resulting from an exchange of PE Units for cash pursuant to the Cash Option) and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The term of the TRA commences on May 29, 2014, and continues until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA. If the Company elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.

NOTE 12.    SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2015 and 2014, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Three Months Ended March 31,
	2015	2014
Atlas Pipeline Mid-Continent WestTex, LLC	19%	17%
BML, Inc.	17%	3%
TransOil Marketing, LLC	13%	—%
Permian Transport & Trading	10%	16%
Shell Trading (US) Company	10%	7%
Sunoco Logistics Partners L.P.	10%	2%
Plains Marketing, L.P.	9%	24%
Enterprise Crude Oil, LLC	—%	22%

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

March 31, 2015

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments.  The book value of the Company’s Revolving Credit Agreement approximates its fair value as the interest rate is variable.  There are no indicators for change in the Company’s market spread.

The estimated fair value of the Company’s $550 million of Notes at March 31, 2015, was approximately $558.3 million. The fair value of the Notes is classified as a level 1 measurement as it is calculated based on market quotes.

Financial Assets and Liabilities Measured at Fair Value

Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying Condensed Consolidated and Combined Balance Sheets and in Note 3—Derivative Financial Instruments. The fair values of the Company’s commodity derivative instruments are classified as level 2 measurements as they are calculated using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors. The following summarizes the fair value of the Company’s derivative assets and liabilities according to their fair value hierarchy as of the reporting dates indicated (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Commodity derivative contracts
Assets:
Short-term derivative instruments	$—	$54,512	$—	$54,512
Long-term derivative instruments	—	47,415	—	47,415
Total derivative instrument - asset	$—	$101,927	$—	$101,927

Liabilities:
Short-term derivative instruments	$—	$(17,360)	$—	$(17,360)
Long-term derivative instruments	—	(16,818)	—	(16,818)
Total derivative instruments - liability	—	(34,178)	—	(34,178)
Net commodity derivative asset	$—	$67,749	$—	$67,749

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

Eighth Amendment to Revolving Credit Agreement

On April 21, 2015, Parsley LP, the General Partner, Parsley LLC, the Company, each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other parties thereto entered into the Eighth Amendment to the Revolving Credit Agreement (the “Eighth Amendment”).  The Eighth Amendment amends the Revolving Credit Agreement by, among other things, modifying the terms of the Revolving Credit Agreement to permit Operations to make investments into a joint venture, in an aggregate amount not to exceed $10 million, subject to additional terms and conditions. The joint venture is deemed not to be a Subsidiary, as defined in and for purposes of the Revolving Credit Agreement, so long as Operations does not own 100% of the aggregate ordinary voting power of the outstanding equity interests of the joint venture. As a result, the joint venture will not be required to become a guarantor of the obligations under the Revolving Credit Agreement or grant liens against its assets or properties to secure the obligations under the Revolving Credit Agreement.

In addition, the Eighth Amendment modifies the terms of the Revolving Credit Agreement to allow Parsley LP or any Subsidiary to liquidate any swap agreement without a reduction to the Borrowing Base (as defined in the Revolving Credit Agreement), provided, however that the Borrowing Base will be reduced once the sum of (i) the fair market value of any disposition of oil and gas properties, during the period between Schedule Redetermination Dates (as defined in the Revolving Credit Agreement) and (ii) the Borrowing Base value of the liquidated portion of any swap agreements, during the period between Schedule Redetermination Dates, exceeds 5% of the Borrowing Base then in effect.

Further, the Eighth Amendment increases the Aggregate Elected Borrowing Base Commitments (as defined in the Revolving Credit Agreement) from $365 million to $500 million and reduces the Borrowing Base from $560.8 million to $500 million.

The foregoing description of the Eighth Amendment is not complete and is qualified by reference to the full text of the Eighth Amendment, which is filed as Exhibit 10.3 to this Quarterly Report and incorporated herein by reference.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above, in “Cautionary Note Regarding Forward-Looking Statements,” and in our Annual Report under the heading “Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Overview

We are an independent oil and natural gas company focused on the acquisition, development and exploitation of unconventional oil and natural gas reserves in the Permian Basin. Our properties are located in the Midland and Delaware Basins and our activities have historically been focused on the vertical development of the Spraberry, Wolfberry and Wolftoka Trends of the Midland Basin. Our vertical wells in the area are drilled into stacked pay zones that include the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline), Strawn, Atoka and Mississippian formations. We now focus on horizontal development drilling and expect to target various stacked pay intervals in the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline) and Atoka shales.

Our Properties

At March 31, 2015, our acreage position was 182,929 gross (132,782 net) acres. The vast majority of our acreage is located in the Midland Basin, and the majority of our identified vertical and horizontal drilling locations are located in our Midland Basin-Core area. Our Midland Basin-Core area contains areas of Andrews, Glasscock, Howard, Martin, Midland, Reagan and Upton Counties.  From the time we began drilling operations in November 2009 through March 31, 2015, we have drilled and placed on production approximately 542 vertical wells across our acreage in the Midland Basin. In addition to our vertical drilling program in the Midland Basin, we initiated our horizontal development program with one rig during the fourth quarter of 2013 and successfully ramped up to five operated horizontal rigs by January 2015. Through March 31, 2015, we have drilled and placed on production 30 horizontal wells in the Midland Basin, of which 12 were placed on production during the three months ended March 31, 2015.  Additionally, we commenced our vertical appraisal drilling program in the Delaware Basin during the first quarter of 2014.  At March 31, 2015, we had drilled and completed three vertical appraisal wells. As of December 31, 2014, we have identified 2,125 potential horizontal drilling locations, 1,893 80- and 40-acre potential vertical drilling locations and 2,403 20-acre potential vertical drilling locations on our existing acreage, which does not include any locations in Gaines County (Midland Basin) or in our Southern Delaware Basin acreage. As of March 31, 2015, we had interests in 700 gross (426 net) producing wells across our properties and operated 99% of the wells in which we had an interest.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

●	production volumes;
●	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;
●	lease operating expenses;
●	capital expenditures; and
●	Adjusted EBITDA.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil, natural gas, and NGLs revenues do not include the effects of derivatives. For the three months ended March 31, 2015 and 2014, our revenues were derived 79% from oil sales; 13% and 9%, respectively, from natural gas sales; and 8% and 12%, respectively, from NGLs sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Production Volumes

The following table presents historical production volumes for our properties for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Oil (MBbls)	1,009	491
Natural gas (MMcf)	2,302	1,016
Natural gas liquids (MBoe)	310	165
Total (MBoe)	1,703	825
Average net production (Boe/d)	18,919	9,163

Production volumes directly impact our results of operations.

As reservoir pressures decline, production from a given well or formation decreases. Growth in our future production and reserves will depend on our ability to continue to add proved reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through development activities as well as acquisitions. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel and successfully identify and consummate acquisitions.

Realized Prices on the Sale of Oil, Natural Gas, and NGLs

Historically, oil, natural gas, and NGLs prices have been extremely volatile, and we expect this volatility to continue. Since our production consists primarily of oil, our revenues are more sensitive to price fluctuations in the price of oil than they are to fluctuations in NGLs or natural gas prices.  During the three months ended March 31, 2015, West Texas Intermediate posted prices ranged from $43.46 to $53.53 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.58 to $3.23 per MMBtu.  During the three months ended March 31, 2014, West Texas Intermediate posted prices ranged from $91.66 to $104.92 per Bbl and the Henry Hub spot market price of natural gas ranged from $4.01 to $6.15 per MMBtu.

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

Our positions hedging production as of March 31, 2015 were as follows:

Description and Production Period	VOLUME (Bbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)
Crude Oil Put Spreads:
Apr 2015 - Jun 2015	60,000	$60.00	$85.00
Apr 2015 - Jun 2015	300,000	$35.00	$50.00
Apr 2015 - Sept 2015	735,000	$35.00	$60.00
Jan 2017 - Jun 2017	1,200,000	$40.00	$60.00
Jan 2017 - Jun 2017	102,000	$40.00	$65.00
Jul 2015 - Feb 2016	960,000	$40.00	$55.00
Jul 2015 - Sept 2015	75,000	$35.00	$55.00
Jul 2016 - Dec 2016	450,000	$40.00	$55.00
Jul 2016 - Dec 2016	450,000	$70.00	$85.00
Mar 2016 - Dec 2016	1,150,000	$40.00	$55.00
Oct 2015 - Dec 2016	795,000	$60.00	$80.00
Oct 2015 - Dec 2016	2,325,000	$40.00	$55.00
Total	8,602,000
Crude Oil Three-Way Collars:
Apr 2015 - Feb 2016	385,000	$65.00	$85.00	$110.00
Apr 2015 - Jun 2016	570,000	$65.00	$85.00	$120.00
Total	955,000

Description and Production Period	VOLUME (MMBtu)	SHORT PUT PRICE ($/MMBtu)	LONG PUT PRICE ($/MMBtu)	SHORT CALL PRICE ($/MMBtu)
Natural Gas Three-Way Collars:
May 2015 - Dec 2015	2,400,000	$3.75	$4.50	$5.25
Total	2,400,000

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Recent and Formation Transactions

The historical results of operations through May 29, 2014 are based on the financial statements of our accounting predecessor, which reflects the combined results of Parsley LLC, prior to our initial public offering and concurrent corporate reorganization, which increased the scope of our operations.

Stock Based Compensation

Stock based compensation includes amortization expense related to grants from the Company’s 2014 Long Term Incentive Plan.  Refer to “Note 9—Stock Based Compensation” for additional discussion.

Public Company Expenses

We expect to incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including, but not limited to, increased scope of our operations as a result of recent activities and costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, legal fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations prior to the Corporate Reorganization.

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

Drilling Activity

As of March 31, 2015, we operated two horizontal drilling rigs on our properties. For the three months ended March 31, 2015, our capital expenditures for drilling and completions were $121.7 million, as compared to $491.3 million for all of fiscal year 2014.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Oil and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$43,688	$45,828	$(2,140)	(5)%
Natural gas sales	6,956	5,037	1,919	38%
Natural gas liquids sales	4,567	6,865	(2,298)	(33)%
Total revenues	$55,211	$57,730	$(2,519)	(4)%

Average sales prices(1):
Oil sales, without realized derivatives (per Bbls)	$43.30	$93.26	$(49.96)	(54)%
Oil sales, with realized derivatives (per Bbls)	$55.71	$90.71	$(35.00)	(39)%
Natural gas, without realized derivatives (per Mcf)	$3.02	$4.96	$(1.94)	(39)%
Natural gas, with realized derivatives (per Mcf)	$3.22	$4.94	$(1.72)	(35)%
NGLs sales, without realized derivatives (per Bbls)	$14.73	$41.61	$(26.88)	(65)%
NGLs sales, with realized derivatives (per Bbls)	$14.73	$41.61	$(26.88)	(65)%
Average price per BOE, without realized derivatives	$32.42	$69.98	$(37.56)	(54)%
Average price per BOE, with realized derivatives	$40.04	$68.42	$(28.39)	(41)%

Production:
Oil (MBbls)	1,009	491	518	105%
Natural gas (MMcf)	2,302	1,016	1,286	127%
Natural gas liquids (MBoe)	310	165	145	88%
Total (MBoe)(2)	1,703	825	878	106%

Average daily production volume:
Oil (MBbls)	11,211	5,460	5,751	105%
Natural gas (MMcf)	25,578	11,289	14,289	127%
Natural gas liquids (MBoe)	3,444	1,833	1,611	88%
Total (Boe/d)	18,919	9,163	9,756	106%

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

	Three Months Ended March 31,
	2015	2014
Average realized oil price ($/Bbl)	$43.30	$93.26
Average NYMEX ($/Bbl)	$48.50	$98.29
Differential to NYMEX	$(5.20)	$(5.03)
Average realized oil price to NYMEX percentage	89%	95%
Average realized natural gas price ($/Mcf)	$3.02	$4.96
Average NYMEX ($/Mcf)	$2.91	$5.08
Differential to NYMEX	$0.11	$(0.12)
Average realized natural gas to NYMEX percentage	104%	98%
Average realized NGL ($/Boe)	$14.73	$41.61
Average NYMEX ($/Bbl)	$48.50	$98.29
Differential to NYMEX	$(33.77)	$(56.68)
Average realized NGL to NYMEX percentage	30%	42%

Oil revenues decreased 5% to $43.7 million during the three months ended March 31, 2015 from $45.8 million during the three months ended March 31, 2014. The decrease is attributable to a $49.96 per barrel decrease in average oil prices to $43.30 per barrel for the three months ended March 31, 2015, which is slightly offset by the increase in volumes sold of 518 Mbbls of oil. Of the overall changes in oil sales, increases in oil production volumes accounted for a positive change of $48.3 million while decreases in oil prices accounted for a negative change of $50.4 million. Our production volumes increased due to increased drilling activities and acquisitions during the period between the quarters.

Natural gas revenues increased by 38% to $7.0 million during the three months ended March 31, 2015 from $5.0 million during the three months ended March 31, 2014. The revenue increase is a result of an increase in volumes sold of 1,286 MMcf, which was partially offset by a $1.94  per MMcf decrease in our average realized natural gas prices to $3.02 per MMcf, for the three months ended March 31, 2015. Of the overall changes in natural gas sales, increases in natural gas production volumes accounted for a positive change of $6.4 million while the change in natural gas prices account for a negative change of $4.5 million.

NGLs revenues decreased by 33% to $4.6 million during the three months ended March 31, 2015 from $6.9 million during the three months ended March 31, 2014.  The decrease is attributable to a $26.88 per Boe decrease in average NGLs prices to $14.73, which was partially offset by an increase in volumes sold of 145 Boe.  Of the overall change in NGLs, decreases in NGLs prices accounted for a negative change of $8.3 million while the production volumes accounted for a positive change of $6.0 million.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$16,398	$7,018	$9,380	134%
Production and ad valorem taxes	4,495	2,972	1,523	51%
Depreciation, depletion and amortization	37,381	18,392	18,989	103%
General and administrative expenses	11,472	7,626	3,846	50%
Exploration costs	3,219	—	3,219
Incentive unit compensation	—	529	(529)
Stock based compensation	1,641	—	1,641
Accretion of asset retirement obligations	249	92	157	171%
Total operating expenses	$74,855	$36,629	$38,226	104%

Expense per Boe:
Lease operating expenses	$9.63	$8.51	$1.12	13%
Production and ad valorem taxes	2.64	3.60	(0.96)	(27)%
Depreciation, depletion and amortization	21.95	22.30	(0.35)	(2)%
General and administrative expenses	6.74	9.24	(2.50)	(27)%
Exploration costs	1.89	—	1.89
Incentive unit compensation	—	0.65	(0.65)
Stock based compensation	0.96	—	0.96
Accretion of asset retirement obligations	0.15	0.11	0.04	36%
Total operating expenses per Boe	$43.96	$44.41	$(0.45)	(1)%

 Lease Operating Expenses. Lease operating expenses increased 134% to $16.4 million during the three months ended March 31, 2015 from $7.0 million during the three months ended March 31, 2014. The increase is primarily due to the higher operated well count in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. On a per Boe basis, lease operating expenses increased to $9.63 per Boe from $8.51 per Boe during this period. This increase was attributable to an increase in costs for workovers and repairs and maintenance.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 51% to $4.5 million during the three months ended March 31, 2015 from $3.0 million during the three months ended March 31, 2014 due to increased wellhead revenue resulting from higher production. Our increased drilling activity led to a higher number of wells brought on production during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization (“DD&A”) expense increased by 103% to $37.4 million for the three months ended March 31, 2015 from $18.4 million during the three months ended March 31, 2014 due to an increase in capitalized costs and production volumes. DD&A expense per BOE decreased by $0.35 primarily due to the increase in production volumes in addition to a larger proved reserve base.

General and Administrative Expenses. General and administrative expenses increased 50% to $11.5 million during the three months ended March 31, 2015 from $7.6 million during the three months ended March 31, 2014 primarily due to higher payroll and payroll-related costs associated with the hiring of additional employees to manage our growing asset base, higher rig count and increased production.

Exploration Costs. Exploration costs during the three months ended March 31, 2015 are comprised of approximately $1.7 million of non-cash leasehold impairment expense directly related to future leasehold expirations.  Exploration costs also include approximately $1.5 million of geological and geophysical expenses, which primarily consist of the costs of acquiring and processing seismic data, geophysical data and core analysis. No exploration costs were incurred during the three months ended March 31, 2014.

Incentive Unit Compensation.  There was no incentive unit compensation expense for the three months ended March 31, 2015.  Incentive unit compensation during the three months ended March 31, 2014 is attributable to the fair value of the incentive units, with the percentage of such fair value recorded to compensation expense each being equal to the percentage of the requisite service period that had been rendered during the three months ended March 31, 2014.

Stock Based Compensation. Stock based compensation was $1.6 million for the three months ended March 31, 2015, and was directly related to the amortization of the restricted stock, restricted stock units, and performance units outstanding during the three months ended March 31, 2015.  No stock based compensation expenses were incurred during the three month period ended March 31, 2014.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(11,538)	$(7,928)	$(3,610)	(46)%
Rig termination	(5,100)	—	(5,100)
Prepayment premium paid on extinguishment of debt	—	(5,107)	5,107
Derivative income (loss)	7,142	(5,676)	12,818	226%
Other income (expense)	108	138	(30)	(22)%
Total other expense, net	$(9,388)	$(18,573)	$9,185	49%

Interest Expense. Interest expense increased 46% to $11.5 million in the three months ended March 31, 2015 from $7.9 million during the three months ended March 31, 2014 primarily due to accrued interest related to our 7.5% senior notes due 2022 (the “Notes”), of which only $400 million were outstanding during the three months ended March 31, 2014 as compared to $550 million outstanding during the three months ended March 31, 2015.

Rig Termination.  During the three months ended March 31, 2015, we paid a total of $5.1 million in rig termination expenses, which is comprised of approximately $4.1 million related to the termination of drilling rig contracts entered into in 2014 and approximately $1.0 million for stacking fees associated with certain drilling rig contracts.  There were no such expenses incurred during the three months ended March 31, 2014.

Prepayment Premium on Extinguishment of Debt.  During the three months ended March 31, 2014, we incurred a $5.1 million charge related to a prepayment penalty on our then outstanding second lien term loan.  There were no such expenses incurred during the three months ended March 31, 2015.

Derivative Income (Loss). Gain on derivative instruments increased 226% to a gain of $7.1 million during the three months ended March 31, 2015, compared to a loss of $5.7 million during the three months ended March 31, 2014 primarily as a result of the unfavorable commodity price changes for operations but favorable commodity price changes for derivatives on increased hedging activities.

Income Tax Benefit (Expense)

The effective combined U.S. federal and state income tax rate as of March 31, 2015 was 18.9%.  As a pass-through entity, our predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax.  During the three months ended March 31, 2015, we recognized a tax benefit of $5.5 million, an increase of $6.0 million as compared to the $0.5 million expense we recognized during the three months ended March 31, 2014. This increase was attributable to our status as a corporation subject to U.S. federal income tax as well as a net increase in operating loss, the components of which are discussed above.

Liquidity and Capital Resources

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our amended and restated credit agreement (as amended, the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association, as the administrative agent. Depending upon market conditions and other factors, we may also have the ability to issue additional equity and debt if needed.

Our primary use of capital is for the development and exploration of oil and natural gas properties and increasing our acreage position. Our borrowings were approximately $551.9 million and $672.1 million as of March 31, 2015 and December 31, 2014, respectively. Total borrowings during those periods were used primarily to fund development and exploration of oil and natural gas properties in addition to adding to our leasehold interests.

Capital Requirements and Sources of Liquidity

For the three months ended March 31, 2015, our aggregate drilling and completion capital expenditures were $121.7 million. During the year ended December 31, 2014, our aggregate drilling and completion capital expenditures were $491.3 million.  These capital expenditure totals exclude acquisitions.  Substantially all of our remaining capital expenditures in 2015 for drilling and completion will be spent in the Midland Basin.

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

Based upon current oil and natural gas price expectations for the fiscal year 2015, we believe that our cash on hand, cash flow from operations and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through 2015. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2014 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2015 does not allocate any amounts for acquisitions of leasehold interests and proved properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$17,987	$9,985
Net cash used in investing activities	(145,144)	(120,820)
Net cash provided by financing activities	103,843	93,840

Cash Flow Provided by Operating Activities.  Net cash provided by operating activities was approximately $18.0 million and $10.0 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by operating activities increased from the period ending March 31, 2014 to March 31, 2015 primarily due to the cash received for option premiums as discussed in Note 3—Derivative Financial Instruments.  This increase is offset by the decrease in operating income, which is primarily attributable to a decrease in our production margin resulting from a 92% increase in our cash based operating expenses, which include lease operating expenses, production and ad valorem taxes, general and administrative expenses, and exploration costs.  Cash provided by operating activities is impacted by the prices received for oil and natural gas sales and levels of production volumes.

Cash Flow Used in Investing Activities.  Net cash used in investing activities was approximately $145.1 million and $120.8 million for the three months ended March 31, 2015 and 2014, respectively. The decreased amount of cash used in investing activities during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was due primarily to the $48.7 million increase in development and completion costs during the three months ended March 31, 2015 over the three months ended March 31, 2014.

Cash Flow Provided by Financing Activities.  Net cash provided by financing activities was approximately $103.8 million and $93.8 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities increased in the period ending March 31, 2015 primarily due to the receipt of proceeds from the Private Placement.  In addition, the total long-term debt payments decreased for the three months ended March 31, 2015, primarily due to the repayment of the Company’s first and second lien obligations during the three months ended March 31, 2014.

Capital Sources

Revolving Credit Agreement. See Note 7—Debt to our Condensed Consolidated and Combined Financial Statements included elsewhere in this Quarterly Report for a description of the Revolving Credit Agreement.

7.500 % Senior Unsecured Notes due 2022. See Note 7—Debt to our Condensed Consolidated and Combined Financial Statements included elsewhere in this Quarterly Report for a description of the Notes.

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

Working Capital

Our working capital totaled $(41.6) million and $(16.7) million at March 31, 2015 and December 31, 2014, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $27.2 million and $50.6 million at March 31, 2015 and December 31, 2014, respectively. The $23.3 million decrease in cash is primarily attributable to the increase in operating expenses in conjunction with the slight decrease in revenues, which is largely attributable to the $35.00 decrease in average oil price including the effects of derivatives. Due to the amounts that accrue related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended March 31, 2015, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report.  Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for a description of the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas, and NGLs prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGLs production. Pricing for oil, natural gas, and NGLs has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our oil, natural gas, and NGLs production depend on many factors outside of our control, such as the strength of the global economy and global supply and demand for the commodities we produce.

To reduce the impact of fluctuations in oil prices on our revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil and natural gas production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations.  For a description of our open positions at March 31, 2015, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Sources of our Revenues.”

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

As of March 31, 2015, the fair market value of our oil derivative contracts was a net asset of $66.1 million.  Based on our open oil derivative positions at March 31, 2015, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $12.8 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $16.6 million.  As of March 31, 2015, the fair market value of our natural gas derivative contracts was a net asset of $1.7 million.  Based upon our open commodity derivative positions at March 31, 2015, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $0.1 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivate asset by approximately $0.1 million.

Counterparty Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. We plan to continue to evaluate the credit standings of our counterparties in a similar manner. The majority of our derivative contracts currently in place are with lenders under our Revolving Credit Agreement, who have investment grade ratings.

Interest Rate Risk

Our market risk exposure related to changes in interest rates relates primarily to debt obligations.  We are exposed to changes in interest rates as a result of our Revolving Credit Agreement, and the terms of our Revolving Credit Agreement require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments.

At March 31, 2015, we had no exposure to interest rate risk because we had no variable-rate debt outstanding.

Item 4.    Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report, which could materially affect our businesses, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.  There have been no material changes in our risk factors from those described in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement of Common Stock

On February 5, 2015, the Company entered into a subscription agreement (“Subscription Agreement”) with certain institutional investors pursuant to which the purchasers agreed to purchase 14,885,797 shares of Class A common stock in a private placement (the “Private Placement”) at a price of $15.50 per share.  The issuance of the shares pursuant to the Subscription Agreement was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act.

The Private Placement closed on February 11, 2015 and resulted in approximately $231 million of gross proceeds and approximately $224 million of net proceeds (after deducting placement agent commissions and the Company’s expenses). The Company used the net proceeds of the Private Placement to repay a portion of outstanding borrowings under the Revolving Credit Agreement and for general corporate purposes.

The foregoing description of the Subscription Agreement is not complete and is qualified by reference to the full text of the Subscription Agreement, which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Item 6.    Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARSLEY ENERGY, INC.

May 14, 2014	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman, President and Chief Executive Officer

May 14, 2014	By:	/s/ Ryan Dalton
Ryan Dalton
Vice President—Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
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

10.2

Registration Rights Agreement, dated as of February 11, 2015, by and among Parsley Energy, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 11, 2015).

10.3

Eighth Amendment to Amended and Restated Credit Agreement, dated April 21, 2015, by and among Parsley Energy, L.P., as borrower, Parsley Energy Management, LLC, Parsley Energy, Inc., Parsley Energy, LLC, Wells Fargo Bank, National Association, as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 27, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
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