Form 10-Q
period 2015-06-30
Parsley Energy, Inc.
filed 2015-08-13
CIK 1594466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 13, 2015, the registrant had 108,775,087 shares of Class A common stock and 32,145,296 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Forward-looking statements may include statements about our:

•	business strategy;
•	reserves;
•	exploration and development drilling prospects, inventories, projects and programs;
•	ability to replace the reserves we produce through drilling and property acquisitions;
•	financial strategy, liquidity and capital required for our development program;
•	realized oil, natural gas, and natural gas liquids (NGLs) prices;
•	timing and amount of future production of oil, natural gas and NGLs;
•	hedging strategy and results;
•	future drilling plans;
•	competition and government regulations;
•	ability to obtain permits and governmental approvals;
•	pending legal or environmental matters;
•	marketing of oil, natural gas and NGLs;
•	leasehold or business acquisitions;
•	costs of developing our properties;
•	general economic conditions;
•	credit markets;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas, and NGLs. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report.

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

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The terms defined in this section are used throughout this Quarterly Report:

“Bbl.” One stock tank barrel, of 42 United States gallons liquid volume, used in reference to crude oil, condensate or natural gas liquids.

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

“we,” “our,” “us” or like terms refer to Parsley Energy, Inc., either individually or together with its subsidiaries, as the context requires..

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

PART 1: FINANCIAL INFORMATION

Item 1:    Financial Statements

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,098	$50,550
Accounts receivable:
Joint interest owners and other	14,950	37,620
Oil and gas	26,219	22,700
Related parties	1,099	4,065
Short-term derivative instruments	33,393	80,911
Materials and supplies	—	3,767
Other current assets	5,602	4,548
Total current assets	102,361	204,161
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, successful efforts method	2,099,375	1,872,616
Accumulated depreciation, depletion and amortization	(207,581)	(128,044)
Total oil and natural gas properties, net	1,891,794	1,744,572
Other property, plant and equipment, net	35,107	16,290
Total property, plant and equipment, net	1,926,901	1,760,862
NONCURRENT ASSETS
Long-term derivative instruments	30,519	70,805
Deferred loan costs, net	12,123	12,943
Other noncurrent assets	3,858	2,308
Total noncurrent assets	46,500	86,056
TOTAL ASSETS	$2,075,762	$2,051,079

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$113,538	$139,922
Revenue and severance taxes payable	37,734	38,366
Current portion of long-term debt	717	650
Short-term derivative instruments	9,313	29,326
Current deferred tax liability	8,940	12,601
Current portion of asset retirement obligations	4,490	—
Total current liabilities	174,732	220,865
NONCURRENT LIABILITIES
Long-term debt	601,239	676,845
Asset retirement obligations	14,434	16,207
Deferred tax liability	57,320	62,334
Payable pursuant to tax receivable agreement	50,689	50,689
Long-term derivative instruments	11,336	31,275
Other noncurrent liabilities	—	375
Total noncurrent liabilities	735,018	837,725
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock
Class A, $0.01 par value, 600,000,000 shares authorized, 108,865,759 issued and 108,787,196 outstanding at June 30, 2015 and 93,937,947 issued and 93,901,208 outstanding at December 31, 2014	1,081	932
Class B, $0.01 par value, 125,000,000 shares authorized, 32,145,296 issued and outstanding at June 30, 2015 and December 31, 2014	321	321
Additional paid in capital	844,591	644,636
Retained earnings	25,199	61,352
Treasury Stock, at cost, 78,563 shares and 36,739 at June 30, 2015 and December 31, 2014	(71)	—
Total stockholders' equity	871,121	707,241
Noncontrolling interest	294,891	285,248
Total equity	1,166,012	992,489
TOTAL LIABILITIES AND EQUITY	$2,075,762	$2,051,079

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
REVENUES
Oil sales	$63,418	$61,735	$107,106	$107,563
Natural gas sales	6,696	9,728	13,652	14,772
Natural gas liquids sales	7,746	10,841	12,313	17,699
Total revenues	77,860	82,304	133,071	140,034
OPERATING EXPENSES
Lease operating expenses	18,464	9,668	34,862	16,686
Production and ad valorem taxes	5,431	5,511	9,926	8,483
Depreciation, depletion and amortization	44,407	20,446	81,788	38,838
General and administrative expenses	12,325	7,127	23,969	14,888
Exploration costs	1,515	—	4,734	—
Incentive unit compensation	—	50,559	—	51,088
Stock based compensation	2,112	294	3,753	294
Accretion of asset retirement obligations	221	117	470	209
Rig termination	3,870	—	8,970	—
Other operating expenses	23	—	23	—
Total operating expenses	88,368	93,722	168,495	130,486
Gain on sale of property	1,031	—	1,031	—
OPERATING INCOME (LOSS)	(9,477)	(11,418)	(34,393)	9,548
OTHER INCOME (EXPENSE)
Interest expense, net	(10,672)	(9,906)	(22,210)	(17,834)
Prepayment premium on extinguishment of debt	—	—	—	(5,107)
Derivative loss	(17,733)	(14,353)	(10,591)	(20,029)
Other income (expense)	1,486	(18)	1,766	260
Total other income (expense), net	(26,919)	(24,277)	(31,035)	(42,710)
LOSS BEFORE INCOME TAXES	(36,396)	(35,695)	(65,428)	(33,162)
INCOME TAX BENEFIT (EXPENSE)	10,216	(1,794)	15,690	(2,339)
NET LOSS	(26,180)	(37,489)	(49,738)	(35,501)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	7,051	(1,157)	13,585	(1,157)
NET LOSS ATTRIBUTABLE TO PARSLEY ENERGY INC. STOCKHOLDERS	$(19,129)	$(38,646)	$(36,153)	$(36,658)

Net loss per common share:
Basic	$(0.18)	$(1.19)	$(0.35)	$(2.27)
Diluted	$(0.18)	$(1.19)	$(0.35)	$(2.27)
Weighted average common shares outstanding:
Basic	108,058	32,453	104,684	16,136
Diluted	108,058	32,453	104,684	16,136

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Issued Shares						Shares
	Class A common stock	Class B common Stock	Class A common stock	Class B common Stock	Additional paid in capital	Retained Earnings	Treasury stock	Treasury stock	Total Stockholders' equity	Noncontrolling interest	Total Equity
	(in thousands)
Balance at December 31, 2014	93,937	32,145	$932	$321	$644,636	$61,352	37	$—	$707,241	$285,248	$992,489
Issuance of Class A Common Stock, net of underwriters discount and expenses	14,886	—	149	—	223,853	—	—	—	224,002	—	224,002
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	(20,636)	—	—	—	(20,636)	20,636	—
Increase in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(7,015)	—	—	—	(7,015)	—	(7,015)
Initial noncontrolling interest allocation attributable to Pacesetter, LLC	—	—	—	—	—	—	—	—	—	2,592	2,592
Issuance of restricted stock	42	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	(145)	—	42	(71)	(216)	—	(216)
Stock based compensation	—	—	—	—	3,898	—	—	—	3,898	—	3,898
Net loss	—	—	—	—	—	(36,153)	—	—	(36,153)	(13,585)	(49,738)
Balance at June 30, 2015	108,865	32,145	$1,081	$321	$844,591	$25,199	79	$(71)	$871,121	$294,891	$1,166,012

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,738)	$(35,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	81,788	38,838
Accretion of asset retirement obligations	470	209
Non-cash exploration costs	1,755	—
Gain on sale of oil and natural gas properties	(1,031)	—
Amortization of deferred loan origination costs	1,034	872
Write-off of deferred loan origination costs	532	—
Amortization of bond premium	(382)	(191)
Payment-in-kind interest	—	234
Income from equity investment	(615)	59
Provision for deferred income taxes	(15,690)	2,339
Deemed contribution - incentive unit compensation	—	51,088
Stock based compensation	3,753	294
Derivative loss	10,591	20,029
Net cash received for derivative settlements	21,267	246
Net cash received (paid) for option premiums	17,398	(24,366)
Net premiums received (paid) on options that settled during the period	2,045	(3,095)
Net cash paid to margin account	—	524
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,151	16,765
Materials and supplies	3,767	(787)
Other current assets	(4,274)	1,532
Other noncurrent assets	(10)	(37)
Accounts payable and accrued expenses	(15,144)	(23,129)
Revenue and severance taxes payable	(632)	7,782
Other noncurrent liabilities	(374)	228
Amounts due to/from related parties	2,966	(340)
Net cash provided by operating activities	78,627	53,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(207,914)	(194,341)
Acquisitions of oil and natural gas properties	(29,754)	(332,005)
Acquisition of Pacesetter, LLC	(2,408)	—
Additions to other property and equipment	(16,127)	(1,352)
Proceeds from sales of oil and natural gas properties	1,190	—
Investment in equity investment	(925)	—
Net cash used in investing activities	(255,938)	(527,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	45,000	826,631
Payments on long-term debt	(120,326)	(697,978)
Debt issue costs	(746)	(12,161)
Proceeds from issuance of common stock, net	224,002	868,465
Purchases of restricted stock	(71)	—
Payment of Preferred Return	—	(6,726)
Net cash provided by financing activities	147,859	978,231
Net increase (decrease) in cash and cash equivalents	(29,452)	504,126
Cash and cash equivalents at beginning of period	50,550	19,393
Cash and cash equivalents at end of period	$21,098	$523,519
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21,003	$4,212
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$2,247	$3,280
Additions (reductions) to oil and natural gas properties - change in capital accruals	$(11,240)	$1,437
Additions to other property and equipment funded by capital lease borrowings	$170	$—

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1.    ORGANIZATION AND NATURE OF OPERATIONS

Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company”) was formed on December 11, 2013, pursuant to the laws of the State of Delaware, as a wholly-owned subsidiary of Parsley Energy, LLC (“Parsley LLC”), a Delaware limited liability company formed on June 11, 2013 and is engaged in the acquisition, development, production, exploration and sale of crude oil and natural gas properties located primarily in the Permian Basin, which is located in West Texas and Southeastern New Mexico.

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

Corporate Reorganization

On May 29, 2014, in connection with the Offering, Parsley LLC underwent a corporate reorganization (“Corporate Reorganization”) whereby (a) all of the membership interests (including outstanding incentive units) in Parsley LLC held by its then existing owners (the “Existing Owners”) were converted into a single class of units in Parsley LLC (PE Units), (b) certain of the Existing Owners contributed all of their PE Units to the Company in exchange for an equal number of shares of the Company’s Class A Common Stock, (c) certain of the Existing Owners contributed only a portion of their PE Units to the Company in exchange for an equal number of shares of the Company’s Class A Common Stock and continue to own a portion of the PE Units and (d) Parsley Energy Employee Holdings, LLC (“PEEH”), an entity owned by certain of Parsley LLC’s officers and employees that was formed to hold a portion of the incentive units in Parsley LLC, was merged with and into the Company, with the Company surviving the merger and the members of PEEH receiving shares of the Company’s Class A Common Stock.  As a result of the above transactions, the Company issued a total of 43.2 million shares of its Class A Common Stock.

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

Private Placement of Common Stock

On February 5, 2015, the Company entered into an agreement to sell 14.9 million shares of its Class A Common Stock in a private placement (the “Private Placement”) at a price of $15.50 per share to selected institutional investors.  The Private Placement closed on February 11, 2015, and resulted in gross proceeds of approximately $230.7 million to the Company and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $224.0 million.

Upon completion of the Private Placement, the Company contributed all of the net proceeds of the Private Placement to Parsley LLC in exchange for 14.9 million PE Units.  As a result, the Company’s ownership of Parsley LLC increased to 77.2%, with the PE Unit Holders’ ownership of Parsley LLC decreasing to 22.8%.

Pacesetter Drilling, LLC

On April 21, 2015 Parsley Operations, LLC (“Operations”), established a limited liability company, Pacesetter Drilling, LLC (“Pacesetter”), as a wholly owned subsidiary.  On June 15, 2015, Pacesetter entered into an Asset Purchase Agreement (the “Agreement”) with an oilfield drilling company to acquire certain property, equipment, and other assets (the “Pacesetter

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Acquisition.”)  The Pacesetter Acquisition was accounted for using the acquisition method under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  Pacesetter paid total consideration of $7.0 million for its interest in the purchased assets, which consists of $4.4 million of cash consideration (including $2.0 million of cash and cash equivalents acquired), and a noncontrolling interest in Pacesetter valued at approximately $2.6 million.  As a result of the Pacesetter Acquisition, Operations has a 63.0% interest in Pacesetter.

NOTE 2.    BASIS OF PRESENTATION

These condensed consolidated and combined financial statements include the accounts of the Company and its majority-owned subsidiary, Parsley LLC, and its wholly-owned subsidiaries: (i) Parsley Energy, L.P. (“Parsley LP”), (ii) Parsley Energy Management, LLC (the “General Partner”), (iii)  Operations, and its wholly-owned subsidiary, Parsley Energy Aviation, LLC, and (iv) Parsley Finance Corp (“Finance Corp”).  These condensed consolidated and combined financial statements also include the accounts of Pacesetter, Operations’ majority-owned subsidiary. Parsley LP owns a 42.5% noncontrolling interest in Spraberry Production Services LLC (“SPS”). The Company accounts for its investment in SPS using the equity method of accounting.  All significant intercompany and intra-company balances and transactions have been eliminated.

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

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the three and six month periods ending June 30, 2015, is not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2015.

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

June 30, 2015

(Unaudited)

Significant Accounting Policies

For a complete description of the Company’s significant accounting policies, see Note 3—Summary of Significant Accounting Policies in the Annual Report.

Revenues

During the three and six months ended June 30, 2015, our NGLs are reported separately as adequate historical information was available to conform to comparative presentation.  During prior periods, NGLs were reported combined with natural gas.

Materials and Supplies

Materials and supplies are stated at the lower of cost or market and consists of oil and gas drilling or repair items such a tubing, casing and pumping units.  These items are primarily acquired for use in future drilling or repair operations and are carried at lower of cost or market.  “Market,” in the context of valuation, represents net realizable value, which is the amount that the Company is allowed to bill to the joint account under joint operating agreements to which the Company is a party.  During the second quarter of 2015, the Company made significant materials and supplies purchases and evaluated assets based on current operations.  The Company determined that these materials and supplies would not be utilized in the current year and therefore reclassified them to noncurrent assets as non-depreciable other property, plant and equipment.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated and combined financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

In May 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities who value inventory using the first-in, first-out or average cost method to measure inventory at the lower of cost and net realizable value. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those years. The amended guidance must be applied on a prospective basis and is not expected to materially affect the Company’s condensed consolidated and combined financial statements or notes to the condensed consolidated and combined financial statements.

NOTE 3.    DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivative Instruments and Concentration of Risk

Objective and Strategy

The Company uses derivative financial instruments to manage its exposure to cash flow variability from commodity price risk inherent in its exploration and production activities. These include basis swap contracts and exchange traded over-the-counter crude put spread options and three-way collars with the underlying contract and settlement pricings based on NYMEX West Texas Intermediate (WTI) and Henry Hub.

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

The Company uses basis swap contracts to mitigate basis risk caused by the volatility of the Company’s basis differentials.  The basis swap contracts establish the differential between Cushing WTI prices and the relevant price index at which oil production is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Derivative Activities

The following table summarizes the open positions for the commodity derivative instruments held by the Company at June 30, 2015:

	Six Months Ending December 31,	Year Ending December 31,
Crude Options	2015	2016	2017
Purchased:
Puts
Notional (MBbl)	2,175	5,195	1,302
Weighted Average Strike Price	$61.31	$59.74	$60.39
Calls
Notional (MBbl)	—	—	—
Weighted Average Strike Price	$—	$—	$—
Sold:
Puts
Notional (MBbl)	(2,175)	(5,195)	(1,302)
Weighted Average Strike Price	$43.38	$44.38	$40.00
Calls
Notional (MBbl)	(390)	(370)	—
Weighted Average Strike Price	$114.62	$118.11	$—
Basis swap contracts: (1)
Midland-Cushing index swap volume (MBbl) (2)	—	780	2,100
Price differential ($/Bbl)	$—	$(1.39)	$(1.66)

Six Months Ending December 31,
Natural Gas	2015
Purchased:
Puts
Notional (Mmcf)	1,500
Weighted Average Strike Price	$4.50
Calls
Notional (Mmcf)	—
Weighted Average Strike Price	$—
Sold:
Puts
Notional (Mmcf)	(1,500)
Weighted Average Strike Price	$3.75
Calls
Notional (Mmcf)	(1,500)
Weighted Average Strike Price	$5.25
(1)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.
(2)

During the second quarter of 2015, the Company entered into basis swap contracts for 2,880 MBbls of the Company’s 2016 and 2017 production with a negative price differential ranging from $1.35 per MBbl to $1.70 per MBbl between the Midland WTI price index and the Cushing WTI price index.

During the first quarter of 2015, the Company elected to lower certain strike prices for both long and short put positions.  By lowering the strike prices for the put spreads, the Company collected approximately $40.7 million of cash for 4,305 notional MBbls, which is reflected in our quarter-end cash balance. There were no such transactions during the second quarter of 2015.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The Company excluded from the tables above 9,005 notional MBbls with a fair value of $142.1 million relating to amounts recognized under master netting agreements with derivative counterparties.

Effect of Derivative Instruments on the Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Balance Sheets

The following table summarizes the gross fair values of the Company’s commodity derivative instruments as of the reporting dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Short-term derivative instruments	$33,393	$80,911
Long-term derivative instruments	30,519	70,805
Total derivative instruments - asset	63,912	151,716
Short-term derivative instruments	(9,313)	(29,326)
Long-term derivative instruments	(11,336)	(31,275)
Total derivative instruments - liability	(20,649)	(60,601)
Net commodity derivative asset	$43,263	$91,115

Condensed Consolidated and Combined Statements of Operation

The Company recognized a loss from its derivative activities of $17.7 million and $14.4 million for the three months ended June 30, 2015 and 2014, respectively. The Company recognized a loss from its derivative activities of $10.6 million and $20.0 million for the six months ended June 30, 2015 and 2014, respectively.  These gains and losses are included in the Condensed Consolidated and Combined Statements of Operations line item, Derivative income (loss), as they were not designated as hedges for accounting purposes for any of the periods presented.  The fair value of the derivative instruments is discussed in Note 13—Disclosures about Fair Value of Financial Instruments.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Offsetting of Derivative Assets and Liabilities

The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts.  During the three and six months ended June 30, 2015, the Company did not receive or post any margins in connection with collateralizing its derivative positions. At December 31, 2014, the Company received and posted margins with some of its counterparties to collateralize certain derivative positions.

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with the brokers as of the reporting dates indicated (in thousands):

	Gross Amount		Cash
	Presented on	Netting	Collateral	Net
	Balance Sheet	Adjustments	Posted (Received)	Exposure
June 30, 2015
Derivative assets with right of offset or master netting agreements	$63,912	$(20,649)	$—	$43,263
Derivative liabilities with right of offset or master netting agreements	(20,649)	20,649	—	—

December 31, 2014
Derivative assets with right of offset or master netting agreements	$151,716	$(60,601)	$—	$91,115
Derivative liabilities with right of offset or master netting agreements	(60,601)	60,601	—	—

Credit Risk Related Contingent Features in Derivatives

Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk related event. These events, which are defined by the existing commodity derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. None of the Company’s commodity derivative instruments were in a net liability position with respect to any individual counterparty at June 30, 2015 and December 31, 2014.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following (in thousands):

	June 30, 2015	December 31, 2014
Oil and natural gas properties:
Subject to depletion	$1,486,953	$1,248,376
Not subject to depletion-acquisition costs
Incurred in 2015	56,310	—
Incurred in 2014	490,423	562,046
Incurred in 2013 and prior	65,689	62,194
Total not subject to depletion	612,422	624,240
Gross oil and natural gas properties	2,099,375	1,872,616
Less accumulated depreciation and depletion	(207,581)	(128,044)
Oil and natural gas properties, net	1,891,794	1,744,572
Other property and equipment	40,230	19,177
Less accumulated depreciation	(5,123)	(2,887)
Other property and equipment, net	35,107	16,290
Property and equipment, net	$1,926,901	$1,760,862

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects.  At June 30, 2015 and December 31, 2014, the Company had excluded $612.4 million and $624.2 million, respectively, of capitalized costs from depletion.

As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to depreciation, depletion and amortization. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and gas reserves related to the associated reservoir. Depletion expense on capitalized oil and gas property was $43.1 million and $20.0 million for the three months ended June 30, 2015 and 2014, respectively. Depletion expense on capitalized oil and gas property was $79.5 million and $38.0 million for the six months ended June 30, 2015 and 2014, respectively. The Company had no exploratory wells in progress at June 30, 2015 and December 31, 2014.

The Company capitalizes interest on expenditures made in connection with long-term projects that are not subject to current depletion.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use and only to the extent the company has incurred interest expense. Due to the nature of the Company’s current drilling operations and the timing of payment, there was no interest capitalized during the three and six months ended June 30, 2015.  During the three and six months ended June 30, 2014, the Company capitalized interest of $1.7 million and $2.7 million, respectively.

Depreciation expense on other property and equipment was $1.3 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $2.3 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5.    ACQUISITIONS OF OIL AND GAS PROPERTIES

The following acquisitions were accounted for using the acquisition method under ASC Topic 805, “Business Combinations,” which requires the acquired assets and liabilities to be recorded at fair values as of the respective acquisition dates.

During the six months ended June 30, 2015 and 2014, the Company acquired, from unaffiliated individuals and entities, additional working interests in wells it operates through a number of separate, individually negotiated transactions for an aggregate total cash consideration of $1.6 million and $12.3 million, respectively. There were no such acquisitions during the three months ended June 30, 2015 and 2014. The Company reflected the total consideration paid as part of its costs subject to depletion within its oil and gas properties. The revenues and operating expenses attributable to the working interest acquisitions during the three months ended June 30, 2015 and 2014, were not material.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

On May 30, 2014, the Company entered into the First Amendment to Option Agreement to which the Company acquired an option to purchase 4,640 gross (4,640 net) acres in its Midland Basin-Core area for total consideration of $127.6 million (the “OGX Acquisition”), net of purchase price adjustments. On June 4, 2014, the option was exercised. The revenues and operating expenses attributable to the OGX Acquisition during the years ended December 31, 2014 and 2013 were not material.  The following table summarizes the purchase price and the values of assets acquired and liabilities assumed (in thousands):

Consideration given
Allocation of purchase price
Proved oil and gas properties	$10,747
Unproved oil and gas properties	116,919
Total fair value of oil and gas properties acquired	127,666
Asset retirement obligation	(38)
Fair value of net assets acquired	127,628

In addition to the above acquisitions, the Company incurred a total of $8.0 million and $11.8 million in leasehold acquisition costs during the three months ended June 30, 2015 and 2014, respectively, which are included as part of costs not subject to depletion.  The Company incurred a total of $28.2 million and $26.8 million in leasehold acquisition costs during the six months ended June 30, 2015 and 2014, respectively.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 6.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.

The following table summarizes the changes in the Company’s asset retirement obligations as of June 30, 2015 (in thousands):

June 30, 2015
Asset retirement obligations, beginning of period	$16,207
Additional liabilities incurred	356
Accretion expense	470
Liabilities settled upon plugging and abandoning wells	—
Revision of estimates	1,891
Asset retirement obligations, end of period	$18,924

NOTE 7.    DEBT

The Company’s debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit agreement	$45,000	$120,000
Senior unsecured notes	550,000	550,000
Capital leases	1,913	2,069
Total debt	596,913	672,069
Premium on senior unsecured notes	5,043	5,426
Less: current portion	(717)	(650)
Total long-term debt	$601,239	$676,845

Revolving Credit Agreement

On October 21, 2013, the Company entered into an amended and restated credit agreement (as amended, the “Revolving Credit Agreement”) with Wells Fargo Bank National Association as the administrative agent. The Revolving Credit Agreement provides a revolving credit facility with a borrowing capacity up to the lesser of (i) the “Borrowing Base” (as defined in the Revolving Credit Agreement), (ii) aggregate commitments, and (iii) $750.0 million. The Revolving Credit Agreement matures on September 10, 2018. The borrowing base is redetermined by the lenders at least semi-annually on each April 1 and October 1, with the next redetermination to occur on October 1, 2015. The Revolving Credit Agreement is secured by substantially all of the Company’s assets.

On April 21, 2015, the Company entered into the Eighth Amendment to the Revolving Credit Agreement (the “Eighth Amendment”).  The Eighth Amendment amended the Revolving Credit Agreement by, among other things, modifying the terms of the Revolving Credit Agreement to permit Operations to make investments into Pacesetter, in an aggregate amount not to exceed $10 million, subject to additional terms and conditions. Pacesetter is deemed not to be a “Subsidiary”, as defined in and for purposes of the Revolving Credit Agreement, so long as Operations does not own 100% of the aggregate ordinary voting power of the outstanding equity interests of Pacesetter. As a result, Pacesetter will not be required to become a guarantor of the obligations under the Revolving Credit Agreement or grant liens against its assets or properties to secure the obligations under the Revolving Credit Agreement.

In addition, the Eighth Amendment modified the terms of the Revolving Credit Agreement to allow Parsley LP or any Subsidiary to liquidate any swap agreement without a reduction to the Borrowing Base, provided, however that the Borrowing Base will be reduced once the sum of (i) the fair market value of any disposition of oil and gas properties, during the period between “Schedule Redetermination Dates” (as defined in the Revolving Credit Agreement) and (ii) the Borrowing Base value of the liquidated portion of any swap agreements, during the period between Schedule Redetermination Dates, exceeds 5% of the Borrowing Base then in effect.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Further, the Eighth Amendment increased the Aggregate Elected Borrowing Base Commitments from $365.0 million to $500.0 million and reduced the Borrowing Base from $560.8 million to $500.0 million.

As of June 30, 2015, the borrowing base was $500.0 million, with a commitment level of $500.0 million. There was $45.0 million outstanding related to the Revolving Credit Agreement and $0.3 million in letters of credit outstanding as of June 30, 2015, resulting in availability of $454.7 million.

Borrowings under the Revolving Credit Agreement can be made in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the Borrowing Base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted LIBOR rate  plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized. The Revolving Credit Agreement also provides for a commitment fee ranging from 0.375% to 0.500%, depending on the percentage of the Borrowing Base utilized. As of June 30, 2015, letters of credit outstanding under the Revolving Credit Agreement had a weighted average interest rate of 1.75%. The Company may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

The Revolving Credit Agreement requires the Company to maintain the following two financial ratios:

•

a current ratio, which is the ratio of consolidated current assets (including unused availability under its revolving credit facility) to consolidated current liabilities, of not less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

•

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

At June 30, 2015, the Company was in compliance with all required covenants. The Revolving Credit Agreement is subject to customary events of default, including a Change in Control (as defined in the Revolving Credit Agreement). If an event of default occurs and is continuing, the Majority Lenders (as defined in the Revolving Credit Agreement) may accelerate any amounts outstanding.

7.500% Senior Notes due 2022

On February 5, 2014, Parsley LLC and Finance Corp. issued $400 million of 7.500% senior notes due 2022 (the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each February 15 and August 15, commencing August 15, 2014.  The Notes are guaranteed on a senior unsecured basis by all of the Company’s subsidiaries, other than Parsley LLC, Finance Corp, and Pacesetter.  The issuance of the Notes resulted in net proceeds, after discounts and offering expenses, of approximately $391.4 million, $198.5 million of which was used to repay all outstanding term debt, accrued interest and a prepayment penalty under a second lien credit facility (which was terminated concurrently with such repayment) and $175.1 million of which was used to partially repay amounts outstanding, plus accrued interest, under the Revolving Credit Agreement.

On April 14, 2014, Parsley LLC and Finance Corp. issued an additional $150 million of the Notes at 104% of par for gross proceeds of $156 million.  The issuance of the Notes resulted in net proceeds of approximately $152.8 million, after deducting the initial purchasers’ discount and estimated offering expenses, $145 million of which was used to repay borrowings under the Revolving Credit Agreement.

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

June 30, 2015

(Unaudited)

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

The indenture governing the Notes restricts our ability and the ability of certain of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the indenture) has occurred and is continuing, many of such covenants will be suspended. If the ratings on the Notes were to decline subsequently to below investment grade, the suspended covenants would be reinstated. As of June 30, 2015, the Company is in compliance with all required covenants.

Capital Leases

As of June 30, 2015, the Company had entered into an aggregate of $2.4 million in capital lease agreements payable (“Capital Leases”) in connection with the lease of vehicles for operations and field personnel. The Capital Leases bear interest at annual rates ranging from 4.9% to 6.7% with varying maturities between March 2017 and August 2018. The Capital Leases require aggregate monthly payments of $66,079 of principal and interest.

Principal Maturities of Long-Term Debt

Principal maturities of long-term debt outstanding at June 30, 2015 are as follows (in thousands):

2015	$353
2016	738
2017	768
2018	45,054
2019	—
Thereafter	550,000
Total	$596,913

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Interest Expense

The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash payments for interest	$40	$1,086	$21,003	$4,212
Change in interest accrual	10,399	10,312	15	15,129
Payment-in-kind interest	—	—	—	234
Amortization of deferred loan origination costs	540	531	1,034	872
Write-off of deferred loan origination costs	(82)	—	532	386
Amortization of bond premium	(191)	(191)	(382)	(191)
Interest income	(34)	(110)	8	(119)
Interest costs incurred	10,672	11,628	22,210	20,523
Less: capitalized interest	—	(1,722)	—	(2,689)
Total interest expense, net	$10,672	$9,906	$22,210	$17,834

NOTE 8.    EQUITY

Preferred Stock

Pursuant to the Company’s bylaws, the Company’s board of directors, subject to any limitations prescribed by law, may, without further stockholder approval, establish and issue from time to time one or more classes or series of preferred stock, par value $0.01 per share, covering up to an aggregate of 50.0 million shares of preferred stock.  The Company had no shares of preferred stock outstanding at June 30, 2015.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Class A Common Stock

The Company has a total of approximately 108.8 million shares of its Class A Common Stock outstanding as of June 30, 2015, which includes 0.7 million shares of restricted stock.  Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors.  Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A Common Stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any of our outstanding shares of preferred stock.

Class B Common Stock

The Company has a total of approximately 32.1 million shares of its Class B Common Stock outstanding as of June 30, 2015.  Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to the amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.

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

The PE Unit Holders generally have the right to exchange (the “Exchange Right”) their PE Units (and a corresponding number of shares of Class B Common Stock), for shares of the Company’s Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding number of shares of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications), or cash at the Company’s or Parsley LLC’s election (the “Cash Option”).

Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period.  Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and restricted stock units. For the three and six months ended June 30, 2015 and 2014, respectively, Class B Common Stock, unvested restricted stock and restricted stock unit awards were not recognized in dilutive earnings per share calculations as they would be antidilutive.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In thousands, except per share amounts)
Basic EPS
Numerator:
Basic net loss attributable to Parsley Energy Inc. Stockholders	$(19,129)	$(38,646)	$(36,153)	$(36,658)
Denominator:
Basic weighted average shares outstanding	108,058	32,453	104,684	16,136
Basic EPS attributable to Parsley Energy Inc. Stockholders	$(0.18)	$(1.19)	$(0.35)	$(2.27)
Diluted EPS
Numerator:
Net income attributable to Parsley Energy Inc. Stockholders	(19,129)	(38,646)	(36,153)	(36,658)
Effect of conversion of the shares of Company's Class B Common stock to shares of the Company's Class A common stock	—	—	—	—
Diluted net loss attributable to Parsley Energy Inc. Stockholders	$(19,129)	$(38,646)	$(36,153)	$(36,658)
Denominator:
Basic weighted average shares outstanding	108,058	32,453	104,684	16,136
Effect of dilutive securities:
Class B Common Stock	—	—	—	—
Restricted Stock and Restricted Stock Units	—	—	—	—
Diluted weighted average shares outstanding (1)	108,058	32,453	104,684	16,136
Diluted EPS attributable to Parsley Energy Inc. Stockholders	$(0.18)	$(1.19)	$(0.35)	$(2.27)

(1)

Approximately 211,935 shares related to performance based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals were not included in the computation of earnings per share for the three months ended June 30, 2015, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

Incentive Units

Pursuant to the limited liability company agreement of Parsley LLC (the “Parsley LLC Agreement”), certain incentive units were issued to legacy investors, management and employees of Parsley LLC. The incentive units were intended to be compensation for services rendered to Parsley LLC, and were originally separated into four tiers. Tier I incentive units vested ratably over three years, but were subject to forfeiture if payout was not achieved. In addition, all unvested Tier I incentive units vested immediately upon Tier I payout. Tier I payout was realized upon the return of the Preferred Holders’ invested capital and a specified rate of return. Tier II, III and IV incentive units vested only upon the achievement of certain payout thresholds for each such tier and each tier of the incentive units was subject to forfeiture if the applicable required payouts were not achieved. In addition, vested and unvested incentive units would be forfeited if an incentive unit holder’s employment was terminated for any reason or if the incentive unit holder voluntarily terminated their employment.

The incentive units were accounted for as liability-classified awards pursuant to ASC Topic 718, “Compensation—Stock Compensation,” as achievement of the payout conditions required the settlement of such awards by transferring cash to the incentive unit holder. As such, the fair value of the incentive unit was remeasured each reporting period through the date of settlement, with the percentage of such fair value recorded to compensation expense each period being equal to the percentage of the requisite explicit or implied service period that has been rendered at that date.  In connection with the Corporate Reorganization, all of the incentive units were immediately vested and converted into PE Units and, subsequently, a portion of such PE Units were exchanged on a one for one basis for shares of Class A Common Stock.  As a result, Parsley LLC was required to recognize, as a non-cash charge, the unrecognized cumulative incentive unit compensation expense of approximately $50.6 million on May 29, 2014, in addition to the

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

$0.5 million recognized during the period from January 1, 2014 through May 29, 2014.  There was no incentive unit compensation recognized during the three and six months ended June 30, 2015.

Noncontrolling Interest

Concurrent with the closing of the Pacesetter Acquisition, a principal of and prior interest holder in the selling entity in the Pacesetter Acquisition acquired a 37.0% interest in Pacesetter, with Operations retaining 63.0% of Pacesetter.  As a result, the Company has consolidated the financial position and results of operations of Pacesetter and reflected that portion retained by the previous owners as a noncontrolling interest.

Upon completion of the Private Placement in February 2015, the Company’s ownership of Parsley LLC increased to 77.2%, with the PE Unit Holders’ ownership of Parsley LLC decreasing to 22.8%. The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.

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

The following table summarizes the noncontrolling interest income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$(7,053)	$1,157	$(13,587)	$1,157
Pacesetter	2	—	2	—
Total net income (loss) attributable to noncontrolling interest	(7,051)	1,157	(13,585)	1,157

NOTE 9.    STOCK BASED COMPENSATION

In connection with the Offering, the Company adopted the Parsley Energy, Inc. 2014 Long Term Incentive Plan for employees, consultants, and directors of the Company who perform services for the Company.  Refer to “Executive Compensation and Other Information—Narrative Disclosure to Summary Compensation Table—2014 Long-Term Incentive Plan” in the Company’s Proxy Statement filed on Schedule 14A for the 2015 Annual Meeting of Stockholders for additional information related to this equity based compensation plan.

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

June 30, 2015

(Unaudited)

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

The following table summarizes the Company’s restricted stock, restricted stock unit award, and performance unit activity for the six months ended June 30, 2015:

	Restricted Stock	Restricted Stock Units	Performance Units
	(in thousands)
Outstanding at January 1, 2015	733	24	—
Awards granted (a)	42	507	212
Forfeited	(38)	(13)	—
Vested	(15)	—	—
Outstanding at June 30, 2015	722	518	212

(a) Weighted average grant date fair value	$17.85	$16.77	$24.20

Stock based compensation expense related to restricted stock, restricted stock units, and performance units was $2.1 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively.  Stock based compensation expense was $3.8 million $0.3 and million for the six months ended June 30, 2015 and 2014, respectively.  There was approximately $21.4 million of unamortized compensation expense relating to outstanding restricted stock, restricted stock units, and performance units at June 30, 2015.

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

Parsley LLC, the Company’s accounting predecessor, is a limited liability company that is not subject to United States (“U.S.”) federal income tax. As part of the Corporate Reorganization, certain of the Existing Owners exchanged all or part of their PE Units for shares of the Company’s common stock, as discussed in Note 1 – Organization and Nature of Operations. On the date of the Corporate Reorganization, a corresponding “first day” tax charge of approximately $95.5 million was recorded to establish a net deferred tax liability for differences between the tax and book basis of Parsley LLC’s assets and liabilities. In addition, as of June 30, 2015, the liability associated with the TRA (as defined in Note 11—Related Party Transactions) was $50.7 million and the corresponding deferred tax asset was $59.6 million.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

As a result of the Private Placement, as discussed in Note 1—Organization and Nature of Operations, the Company’s statutory rate related to certain tax and book basis timing differences increased by 1%, calculated by multiplying the 2.8% increase in the Company’s ownership of Parsley LLC by the Company’s federal tax rate of 35%.  As a result, the Company recorded additional deferred tax liability of $7.0 million during the three months ended March 31, 2015.

The Company is a corporation and it is subject to U.S. federal income tax. The tax implications of the Corporate Reorganization and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated and combined financial statements. The effective combined U.S. federal and state income tax rate as of June 30, 2015 was 24.0%.  During the three months ended June 30, 2015 and 2014, the Company recognized an income tax benefit of $10.2 million and an income tax expense of $1.8 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized an income tax benefit of $15.7 million and an income tax expense of $2.3 million, respectively. Total income tax expense for the three and six months ended June 30, 2015 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of earnings attributable to noncontrolling ownership interests.

NOTE 11.    RELATED PARTY TRANSACTIONS

Well Operations

During the three and six months ended June 30, 2015 and 2014, several of the Company’s directors, officers, 10% stockholders, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three months ended June 30, 2015 and 2014, totaled $1.2 million and $3.6 million, respectively. The revenues disbursed to such Related Party Working Interest Owners for the six months ended June 30, 2015 and 2014, totaled $2.2 million and $7.0 million, respectively.

As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.

Tex-Isle Supply, Inc. Purchases

The Company makes purchases of equipment used in its drilling operations from Tex-Isle Supply, Inc. (“Tex-Isle”).  Tex-Isle is controlled by a party who is also the general partner of Diamond K Interests, LP (“Diamond K”), a former member of Parsley LLC. In connection with the Offering, Diamond K exchanged its membership interest for shares of Class A Common Stock.  As of May 29, 2014, Diamond K is no longer considered a related party as its ownership interest fell below 10%, which results in Tex-Isle no longer being considered a related party.  During the two and five months ended May 29, 2014, the Company made purchases of equipment used in its drilling operations totaling $17.1 million and $25.0 million from Tex-Isle.

Spraberry Production Services LLC

The Company owns a 42.5% interest in SPS (as defined in Note 2—Basis of Presentation).  During the three months ended June 30, 2015 and 2014, the Company incurred charges totaling $0.8 million and $0.7 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.  During the six months ended June 30, 2015 and 2014, the Company incurred charges totaling $2.6 million and $1.8 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.

Lone Star Well Service, LLC

The Company rents equipment and services used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”), which is controlled by SPS.  During the three and six months ended June 30, 2015, the Company incurred charges totaling $1.2 million and $2.1 million, respectively, for services performed by Lone Star for the Company’s wells operations and drilling activities.  There were no such charges incurred during the three and six months ended June 30, 2014.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Davis, Gerald, and Cremer, PC

During the three months ended June 30, 2015 and 2014, we incurred charges totaling $0.1 million and $0.1 million, respectively, for legal services from Davis, Gerald & Cremer, PC, of which our director David H. Smith is a shareholder.  During the six months ended June 30, 2015 and 2014, we incurred charges totaling $0.2 million and $0.1 million, respectively, for legal services from Davis, Gerald & Cremer, PC.

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

NOTE 12.    SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2015 and 2014, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Six Months Ended June 30,
	2015	2014
BML, Inc.	23%	3%
Targa Pipeline Mid-Continent, LLC	17%	15%
TransOil Marketing, LLC	13%	—%
Shell Trading (US) Company	13%	9%
Permian Transport & Trading	9%	19%
Plains Marketing, L.P.	8%	22%
Enterprise Crude Oil, LLC	—%	17%

The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature and negligible credit risk of these instruments.  The book value of the Company’s Revolving Credit Agreement approximates its fair value as the interest rate is variable and there are no indicators for change in the Company’s market spread.

The estimated fair value of the Company’s $550 million of Notes at June 30, 2015, was approximately $560.8 million. The fair value of the Notes is classified as a level 1 measurement as it is calculated based on market quotes.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Financial Assets and Liabilities Measured at Fair Value

Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying Condensed Consolidated and Combined Balance Sheets and in Note 3—Derivative Financial Instruments. The fair values of the Company’s commodity derivative instruments are classified as level 2 measurements, as they are calculated using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors. The following summarizes the fair value of the Company’s derivative assets and liabilities according to their fair value hierarchy as of the reporting dates indicated (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Commodity derivative contracts
Assets:
Short-term derivative instruments	$—	$33,393	$—	$33,393
Long-term derivative instruments	—	30,519	—	30,519
Total derivative instrument - asset	$—	$63,912	$—	$63,912

Liabilities:
Short-term derivative instruments	$—	$(9,313)	$—	$(9,313)
Long-term derivative instruments	—	(11,336)	—	(11,336)
Total derivative instruments - liability	—	(20,649)	—	(20,649)
Net commodity derivative asset	$—	$43,263	$—	$43,263

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Commodity derivative contracts
Assets:
Short-term derivative instruments	$—	$80,911	$—	$80,911
Long-term derivative instruments	—	70,805	—	70,805
Total derivative instrument - asset	$—	$151,716	$—	$151,716

Liabilities:
Short-term derivative instruments	$—	$(29,326)	$—	$(29,326)
Long-term derivative instruments	—	(31,275)	—	(31,275)
Total derivative instruments - liability	—	(60,601)	—	(60,601)
Net commodity derivative asset	$—	$91,115	$—	$91,115

NOTE 14.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.  The Company determined there were no events that required disclosure or recognition in these financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above, in “Cautionary Note Regarding Forward-Looking Statements,” and in our Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Our Predecessor and Parsley Energy, Inc.

Parsley Energy Inc. (either individually or together with its subsidiaries, as the context requires, the “Company”) was formed in December 2013 and does not have historical financial operating results. For purposes of this discussion, our accounting predecessors are Parsley LLC and its predecessors, Operations and Parsley LP.  Both Operations and Parsley LP began operations in 2008 in conjunction with the acquisition of operator rights to wells producing from the Spraberry Trend in the Midland Basin.  Parsley LLC was formed in June 2013 to engage in the acquisition, development, exploration and exploitation of oil and natural gas reserves in the Permian Basin. Concurrent with the formation of Parsley LLC, all of the interest holders in Parsley LP, the General Partner, and Operations exchanged their interests in each such entity for interests in Parsley LLC (the “Exchange”). The Exchange was treated as a reorganization of entities under common control.

We are a holding company whose sole material asset consists of PE Units. We are the managing member of Parsley LLC and are responsible for all operational, management and administrative decisions of Parsley LLC, and we consolidate the financial results of Parsley LLC and its subsidiaries.

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

Our Properties

At June 30, 2015, our acreage position was 182,513 gross (132,367 net) acres. The vast majority of our acreage is located in the Midland Basin, and over 90% of our identified horizontal drilling locations are located in our horizontal focus area, which is comprised of specific portions of Upton, Reagan, Midland, and Glasscock Counties in Texas.  As of June 30, 2015, we operated approximately 692 vertical wells across our acreage in the Midland Basin. Since commencing our horizontal drilling program in 2014 through June 30, 2015, we have drilled and placed on production 37 horizontal wells in the Midland Basin, of which seven and 19 were placed on production during the three and six months ended June 30, 2015, respectively. As of June 30, 2015, we operated 46 horizontal wells.  Additionally, we commenced our vertical appraisal drilling program in the Delaware Basin during the first quarter of 2014.  At June 30, 2015, we had drilled and completed three vertical appraisal wells in the Delaware Basin. As of December 31, 2014, we have identified 2,125 potential horizontal drilling locations, 1,893 80- and 40-acre potential vertical drilling locations and 2,403 20-acre potential vertical drilling locations on our existing acreage, which does not include any locations in Gaines County (Midland Basin) or in our Southern Delaware Basin acreage. As of June 30, 2015, we had interests in 719 gross (448 net) producing wells across our properties and operated 99% of the wells in which we had an interest.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

●	production volumes;
●	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;
●	lease operating expenses;
●	capital expenditures; and
●	Adjusted EBITDA.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil, natural gas, and NGLs revenues do not include the effects of derivatives. For the three months ended June 30, 2015 and 2014, our revenues were derived 81% and 75%, respectively, from oil sales; 9% and 12%, respectively, from natural gas sales; and 10% and 13%, respectively, from NGLs sales. For the six months ended June 30, 2015 and 2014, our revenues were derived 80% and 77%, respectively, from oil sales; 10% and 11%, respectively, from natural gas sales; and 9% and 13%, respectively, from NGLs sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Production Volumes

The following table presents historical production volumes for our properties for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Oil (MBbls)	1,183	654	2,192	1,145
Natural gas (MMcf)	2,698	2,020	5,000	3,036
Natural gas liquids (MBoe)	392	283	702	448
Total (MBoe)	2,025	1,274	3,727	2,099
Average net production (Boe/d)	22,249	13,995	20,593	11,596

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

Realized Prices on the Sale of Oil, Natural Gas, and NGLs

Historically, oil, natural gas, and NGLs prices have been extremely volatile, and we expect this volatility to continue. Since our production consists primarily of oil, our revenues are more sensitive to price fluctuations in the price of oil than they are to fluctuations in NGLs or natural gas prices.  During the three months ended June 30, 2015, West Texas Intermediate posted prices ranged from $49.14 to $61.43 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $3.02 per MMBtu.  During the three months ended June 30, 2014, West Texas Intermediate posted prices ranged from $99.42 to $107.26 per Bbl and the Henry Hub spot market price of natural gas ranged from $4.28 to $4.83 per MMBtu.  During the six months ended June 30, 2015, West Texas Intermediate posted prices ranged from $43.46 to $61.43 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $3.23 per MMBtu.  During the six months ended June 30, 2014, West Texas Intermediate posted prices ranged from $91.66 to $107.26 per Bbl and the Henry Hub spot market price of natural gas ranged from $4.00 to $6.15 per MMBtu.

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

Our positions hedging production as of June 30, 2015 were as follows:

Description and Production Period	VOLUME (Bbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)	BASIS DIFFERENTIAL ($/Bbl)
Crude Oil Put Spreads:
Jul 2015 - Sep 2015	75,000	$35.00	$55.00
Jul 2015 - Dec 2016	1,410,000	$40.00	$55.00
Oct 2015 - Dec 2016	795,000	$40.00	$55.00
Oct 2015 - Dec 2016	2,325,000	$40.00	$55.00
Mar 2016 - Dec 2016	405,000	$35.00	$60.00
Mar 2016 - Dec 2016	1,150,000	$40.00	$55.00
Jul 2016 - Dec 2016	450,000	$70.00	$85.00
Jan 2017 - Jun 2017	102,000	$40.00	$65.00
Jan 2017 - Jun 2017	1,200,000	$40.00	$60.00
Total	7,912,000
Crude Oil Three-Way Collars:
Jul 2015 - Feb 2016	280,000	$65.00	$85.00	$110.00
Jul 2015 - Jun 2016	480,000	$65.00	$85.00	$120.00
Total	760,000
Crude Oil Basis Swaps:
Jul 2016 - Dec 2016	210,000				$(1.40)
Jul 2016 - Dec 2016	180,000				$(1.35)
Jul 2016 - Dec 2016	390,000				$(1.40)
Jan 2017 - Dec 2017	600,000				$(1.70)
Jan 2017 - Dec 2017	360,000				$(1.60)
Jul 2017 - Dec 2017	180,000				$(1.65)
Jan 2017 - Dec 2017	960,000				$(1.65)
Total	2,880,000

Description and Production Period	VOLUME (MMBtu)	SHORT PUT PRICE ($/MMBtu)	LONG PUT PRICE ($/MMBtu)	SHORT CALL PRICE ($/MMBtu)
Natural Gas Three-Way Collars:
Jul 2015 - Dec 2015	1,500,000	$3.75	$4.50	$5.25
Total	1,500,000

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Recent and Formation Transactions

The historical results of operations through May 29, 2014 are based on the financial statements of our accounting predecessor, which reflects the combined results of Parsley LLC, prior to the Offering and the concurrent corporate reorganization (“Corporate Reorganization”), which increased the scope of our operations.

Stock Based Compensation

Stock based compensation includes amortization expense related to grants from the Company’s 2014 Long Term Incentive Plan.  Refer to Note 9—Stock-Based Compensation to our condensed consolidated and combined financial statements included elsewhere in this Quarterly Report for additional discussion.

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

Income Taxes

Our accounting predecessors are limited liability companies or limited partnerships and therefore not subject to United States (“U.S.”) federal income taxes. Accordingly, no provision for U.S. federal income tax has been provided for in our historical results of operations.  We are taxed as a corporation under the Internal Revenue Code and subject to U.S. federal income tax at a statutory rate of 35% of pretax earnings, and, as such, the amount of our future U.S. federal income tax will be dependent upon our future taxable income.

The Company’s operations located in Texas are subject to an entity-level tax, the Texas margin tax, at a statutory rate of up to 1.0% of Texas income.

Drilling Activity

As of June 30, 2015, we operated four horizontal drilling rigs on our properties. For the six months ended June 30, 2015, our capital expenditures for drilling and completions were $196.7 million, as compared to $491.3 million for all of fiscal year 2014.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Oil and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$63,418	$61,735	$1,683	3%
Natural gas sales	6,696	9,728	(3,032)	(31)%
Natural gas liquids sales	7,746	10,841	(3,095)	(29)%
Total revenues	$77,860	$82,304	$(4,444)	(5)%

Average sales prices(1):
Oil sales, without realized derivatives (per Bbls)	$53.61	$94.40	$(40.79)	(43)%
Oil sales, with realized derivatives (per Bbls)	$60.78	$91.74	$(30.96)	(34)%
Natural gas, without realized derivatives (per Mcf)	$2.48	$4.82	$(2.34)	(49)%
Natural gas, with realized derivatives (per Mcf)	$2.65	$4.90	$(2.25)	(46)%
NGLs sales, without realized derivatives (per Bbls)	$19.76	$38.31	$(18.55)	(48)%
NGLs sales, with realized derivatives (per Bbls)	$19.76	$38.31	$(18.55)	(48)%
Average price per BOE, without realized derivatives	$38.45	$64.63	$(26.18)	(41)%
Average price per BOE, with realized derivatives	$42.86	$63.40	$(20.54)	(32)%

Production:
Oil (MBbls)	1,183	654	529	81%
Natural gas (MMcf)	2,698	2,020	678	34%
Natural gas liquids (MBoe)	392	283	109	39%
Total (MBoe)(2)	2,025	1,274	751	59%

Average daily production volume:
Oil (MBbls)	13,000	7,187	5,813	81%
Natural gas (MMcf)	29,648	22,198	7,450	34%
Natural gas liquids (MBoe)	4,308	3,110	1,198	39%
Total (Boe/d)	22,249	13,995	8,254	59%
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

	Three Months Ended June 30,
	2015	2014
Average realized oil price ($/Bbl)	$53.61	$94.40
Average NYMEX ($/Bbl)	$55.29	$103.34
Differential to NYMEX	$(1.68)	$(8.94)
Average realized oil price to NYMEX percentage	97%	91%
Average realized natural gas price ($/Mcf)	$2.48	$4.82
Average NYMEX ($/Mcf)	$2.76	$4.56
Differential to NYMEX	$(0.28)	$0.26
Average realized natural gas to NYMEX percentage	90%	106%
Average realized NGL ($/Boe)	$19.76	$38.31
Average NYMEX ($/Bbl)	$55.29	$103.34
Differential to NYMEX	$(35.53)	$(65.03)
Average realized NGL to NYMEX percentage	36%	37%

Oil revenues increased 3% to $63.4 million during the three months ended June 30, 2015 from $61.7 million during the three months ended June 30, 2014. The increase is attributable to the increase in volumes sold of 529 MBbls of oil which is offset by a $40.79 per barrel decrease in average oil prices to $53.61 per barrel for the three months ended June 30, 2015. Of the overall changes in oil sales, increases in oil production volumes accounted for a positive change of $49.9 million while decreases in oil prices accounted for a negative change of $48.2 million.

Natural gas revenues decreased by 31% to $6.7 million during the three months ended June 30, 2015 from $9.7 million during the three months ended June 30, 2014. The revenue decrease is a result of a $2.34 per MMcf decrease in our average realized natural gas prices to $2.48 per MMcf, for the three months ended June 30, 2015 which was partially offset by an increase in volumes sold of 678 MMcf. Of the overall changes in natural gas sales, increases in natural gas production volumes accounted for a positive change of $3.3 million while the decrease in natural gas prices account for a negative change of $6.3 million.

NGLs revenues decreased by 29% to $7.7 million during the three months ended June 30, 2015 from $10.8 million during the three months ended June 30, 2014.  The decrease is attributable to a $18.55 per Boe decrease in average NGLs prices to $19.76, which was partially offset by an increase in volumes sold of 109 Boe.  Of the overall change in NGLs, production volumes accounted for a positive change of $4.2 million while the decreases in NGLs prices accounted for a negative change of $7.3 million.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$18,464	$9,668	$8,796	91%
Production and ad valorem taxes	5,431	5,511	(80)	(1)%
Depreciation, depletion and amortization	44,407	20,446	23,961	117%
General and administrative expenses	12,325	7,127	5,198	73%
Exploration costs	1,515	—	1,515	100%
Incentive unit compensation	—	50,559	(50,559)	(100)%
Stock based compensation	2,112	294	1,818	*
Accretion of asset retirement obligations	221	117	104	89%
Rig termination	3,870	—	3,870	100%
Other operating expenses	23	—	23	100%
Total operating expenses	$88,368	$93,722	$(5,354)	(6)%

Expense per Boe:
Lease operating expenses	$9.12	$7.59	$1.53	20%
Production and ad valorem taxes	2.68	4.33	(1.65)	(38)%
Depreciation, depletion and amortization	21.93	16.05	5.88	37%
General and administrative expenses	6.09	5.59	0.50	9%
Exploration costs	0.75	—	0.75	100%
Incentive unit compensation	—	39.70	(39.70)	(100)%
Stock based compensation	1.04	0.23	0.81	*
Accretion of asset retirement obligations	0.11	0.09	0.02	22%
Rig termination	1.91	—	1.91	100%
Other operating expenses	0.01	—	0.01	100%
Total operating expenses per Boe	$41.72	$73.58	$(31.86)	(43)%

* Not meaningful

Lease Operating Expenses. Lease operating expenses increased 91% to $18.5 million during the three months ended June 30, 2015 from $9.7 million during the three months ended June 30, 2014. The increase is primarily due to the higher operated well count in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. On a per Boe basis, lease operating expenses increased to $9.12 per Boe from $7.59 per Boe during this period. This increase was attributable to an increase in costs for saltwater disposal, workovers, and repairs and maintenance.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased 1% to $5.4 million during the three months ended June 30, 2015 from $5.5 million during the three months ended June 30, 2014 due to decreased revenue resulting from decreased average prices.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization expense increased by 117% to $44.4 million or $21.93 per BOE for the three months ended June 30, 2015 from $20.4 million or $16.05 per BOE during the three months ended June 30, 2014 due to an increase in capitalized costs and production volumes.

General and Administrative Expenses. General and administrative expenses increased 73% to $12.3 million during the three months ended June 30, 2015 from $7.1 million during the three months ended June 30, 2014 primarily due to higher payroll and payroll-related costs associated with the hiring of additional employees to manage our growing asset base and professional fees incurred in conjunction with operating as a public company.

Exploration Costs. Exploration costs of $1.5 million during the three months ended June 30, 2015 are comprised of approximately $1.4 million of geological and geophysical expenses, which primarily consist of the costs of acquiring and processing seismic data, geophysical data and core analysis. Exploration costs include approximately $0.1 million of non-cash leasehold amortization expense directly related to unproved leasehold costs. No exploration costs were incurred during the three months ended June 30, 2014.

Incentive Unit Compensation.  There was no incentive unit compensation expense for the three months ended June 30, 2015.  Incentive unit compensation of $50.5 million during the three months ended June 30, 2014 is attributable to the one time incentive unit expense in connection with the Corporate Reorganization.

Stock Based Compensation. Stock based compensation increased $1.8 million to $2.1 million for the three months ended June 30, 2015 from $0.3 million for the three months ended June 30, 2014, and was directly related to the amortization of the restricted stock, restricted stock units, and performance units outstanding during the three months ended June 30, 2015. The increase in stock based compensation is due to additional restricted stock, restricted stock units, and performance units being issued since June 30, 2014.

Rig Termination.  During the three months ended June 30, 2015, we paid a total of $3.9 million in rig termination expenses, which is comprised of approximately $0.3 million related to the termination of drilling rig contracts entered into in 2014 and approximately $3.6 million for stacking fees associated with certain drilling rig contracts.  There were no such expenses incurred during the three months ended June 30, 2014.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(10,672)	$(9,906)	$(766)	(8)%
Derivative income (loss)	(17,733)	(14,353)	(3,380)	(24)%
Other income (expense)	1,486	(18)	1,504	*
Total other expense, net	$(26,919)	$(24,277)	$(2,642)	(11)%

* Not meaningful

Interest Expense. Interest expense increased 8% to $10.7 million in the three months ended June 30, 2015 from $9.9 million during the three months ended June 30, 2014 primarily due to accrued interest related to the Notes, of which only $400 million were outstanding through April 2014.  During April 2014, we issued an additional $150 million of the Notes.  This issuance results in the weighted average outstanding debt being greater during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Derivative Income (Loss). Loss on derivative instruments increased 24% to $17.7 million during the three months ended June 30, 2015, compared to a loss of $14.4 million during the three months ended June 30, 2014 primarily as a result of the unfavorable commodity price changes for derivatives but favorable commodity price changes for operations on increased hedging activities.

Other income (expense). Other income (expense) increased to $1.5 million during the three months ended June 30, 2015 from the three months ended June 30, 2014.  The increase is largely attributable to $1.2 million of license fee income, which is related to licensing of certain geological and geophysical seismic data. In addition, income from equity investments increased approximately $0.7 million during the three months ended June 30, 2015 from the three months ended June 30, 2014, which is offset by an increase of approximately $0.4 million of other miscellaneous business related expenses.

Income Tax Benefit (Expense)

The effective combined U.S. federal and state income tax rate as of June 30, 2015 was 24.0%.  As a pass-through entity, our predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax.  During the three months ended June 30, 2015, we recognized a tax benefit of $10.2 million, an increase of $12.0 million as compared to the $1.8 million tax expense we recognized during the three months ended June 30, 2014. The increase was attributable to the corresponding decrease in net income during the applicable periods.  During the three months ended June 30, 2015, we were subject to the federal income tax rate for the entire period as compared to only one month during the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Oil and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$107,106	$107,563	$(457)	(0)%
Natural gas sales	13,652	14,772	(1,120)	(8)%
Natural gas liquids sales	12,313	17,699	(5,386)	(30)%
Total revenues	$133,071	$140,034	$(6,963)	(5)%

Average sales prices(1):
Oil sales, without realized derivatives (per Bbls)	$48.86	$93.94	$(45.08)	(48)%
Oil sales, with realized derivatives (per Bbls)	$58.45	$91.32	$(32.88)	(36)%
Natural gas, without realized derivatives (per Mcf)	$2.73	$4.87	$(2.14)	(44)%
Natural gas, with realized derivatives (per Mcf)	$2.91	$4.91	$(2.00)	(41)%
NGLs sales, without realized derivatives (per Bbls)	$17.54	$39.51	$(21.97)	(56)%
NGLs sales, with realized derivatives (per Bbls)	$17.54	$39.51	$(21.97)	(56)%
Average price per BOE, without realized derivatives	$35.70	$66.72	$(31.02)	(46)%
Average price per BOE, with realized derivatives	$38.10	$65.36	$(27.26)	(42)%

Production:
Oil (MBbls)	2,192	1,145	1,047	91%
Natural gas (MMcf)	5,000	3,036	1,964	65%
Natural gas liquids (MBoe)	702	448	254	57%
Total (MBoe)(2)	3,727	2,099	1,628	78%

Average daily production volume:
Oil (MBbls)	12,110	6,326	5,784	91%
Natural gas (MMcf)	27,624	16,773	10,851	65%
Natural gas liquids (MBoe)	3,878	2,475	1,403	57%
Total (MBoe)(2)	20,593	11,596	8,997	78%

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

	Six Months Ended June 30,
	2015	2014
Average realized oil price ($/Bbl)	$48.86	$93.94
Average NYMEX ($/Bbl)	$52.45	$99.46
Differential to NYMEX	$(3.59)	$(5.52)
Average realized oil price to NYMEX percentage	93%	94%
Average realized natural gas price ($/Mcf)	$2.73	$4.87
Average NYMEX ($/Mcf)	$2.86	$5.08
Differential to NYMEX	$(0.13)	$(0.21)
Average realized natural gas to NYMEX percentage	95%	96%
Average realized NGL ($/Boe)	$17.54	$39.51
Average NYMEX ($/Bbl)	$52.45	$99.46
Differential to NYMEX	$(34.91)	$(59.95)
Average realized NGL to NYMEX percentage	33%	40%

Oil revenues decreased by $0.5 million to $107.1 million during the six months ended June 30, 2015 from $107.6 million during the six months ended June 30, 2014. The decrease is attributable to a $45.08 per barrel decrease in average oil prices to $48.86 per barrel for the six months ended June 30, 2015, which is mostly offset by the increase in volumes sold of 1,047 MBbls of oil. Of the overall changes in oil sales, increases in oil production volumes accounted for a positive change of $98.4 million while decreases in oil price accounted for a negative change of $98.9 million. Our production volumes increased due to increased drilling activities and acquisitions during the period between the quarters.

Natural gas revenues decreased by 8% to $13.7 million during the six months ended June 30, 2015 from $14.8 million during the six months ended June 30, 2014. The revenue decrease is a result of a $2.14 per MMcf decrease in our average realized natural gas prices to $2.73 per MMcf, for the six months ended June 30, 2015, which was partially offset by an increase in volumes sold of 1,964 MMcf. Of the overall changes in natural gas sales, increases in natural gas production volumes accounted for a positive change of $9.6 million while the change in natural gas price account for a negative change of $10.7 million.

NGLs revenues decreased by 30% to $12.3 million during the six months ended June 30, 2015 from $17.7 million during the six months ended June 30, 2014.  The decrease is attributable to a $21.97 per Boe decrease in average NGLs prices to $17.54, which was partially offset by an increase in volumes sold of 254 Boe.  Of the overall change in NGLs, increases in NGLs production volumes accounted for a positive change of $10.0 million while the decrease in NGLs price accounted for a negative change of $15.4 million.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$34,862	$16,686	$18,176	109%
Production and ad valorem taxes	9,926	8,483	1,443	17%
Depreciation, depletion and amortization	81,788	38,838	42,950	111%
General and administrative expenses	23,969	14,888	9,081	61%
Exploration costs	4,734	—	4,734	100%
Incentive unit compensation	—	51,088	(51,088)	(100)%
Stock based compensation	3,753	294	3,459	*
Accretion of asset retirement obligations	470	209	261	125%
Rig termination	8,970	—	8,970	(100)%
Other operating expenses	23	—	23	100%
Total operating expenses	$168,495	$130,486	$38,009	29%

Expense per Boe:
Lease operating expenses	$9.35	$7.95	$1.40	18%
Production and ad valorem taxes	2.66	4.04	(1.38)	(34)%
Depreciation, depletion and amortization	21.94	18.50	3.44	19%
General and administrative expenses	6.43	7.09	(0.66)	(9)%
Exploration costs	1.27	—	1.27	100%
Incentive unit compensation	—	24.34	(24.34)	(100)%
Stock based compensation	1.01	0.14	0.87	*
Accretion of asset retirement obligations	0.13	0.10	0.03	30%
Rig termination	2.41	—	2.41	100%
Other operating expenses	0.01	—	0.01	100%
Total operating expenses per Boe	$45.21	$62.16	$(16.95)	(27)%

* Not meaningful

Lease Operating Expenses. Lease operating expenses increased $18.2 million to $34.9 million during the six months ended June 30, 2015 from $16.7 million during the six months ended June 30, 2014. The increase is primarily due to the higher operated well count in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. On a per Boe basis, lease operating expenses increased to $9.35 per Boe from $7.95 per Boe during this period. This increase was mostly attributable to an increase in costs for saltwater disposal and workovers.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 17% to $9.9 million during the six months ended June 30, 2015 from $8.5 million during the six months ended June 30, 2014 due to increased ad valorem taxes from the six months ended June 30, 2014 and offset by a decrease in production taxes, which is attributable to the decreased pricing.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization expense increased $43.0 million to $81.8 million or $21.94 per BOE for the six months ended June 30, 2015 from $38.8 million or $18.50 per BOE during the six months ended June 30, 2014 due to an increase in capitalized costs and production volumes.

General and Administrative Expenses. General and administrative expenses increased 61% to $24.0 million during the six months ended June 30, 2015 from $14.9 million during the six months ended June 30, 2014 primarily due to higher payroll and payroll-related costs associated with the hiring of additional employees to manage our growing asset base, higher rig count and increased production.

Exploration Costs. Exploration costs of $4.7 million during the six months ended June 30, 2015 are comprised of approximately $1.8 million of non-cash leasehold impairment expense directly related to future leasehold expirations and unproved leasehold amortization.  Exploration costs also include approximately $2.9 million of geological and geophysical expenses, which primarily consist of the costs of acquiring and processing seismic data, geophysical data and core analysis. No exploration costs were incurred during the six months ended June 30, 2014.

Incentive Unit Compensation.  There was no incentive unit compensation expense for the six months ended June 30, 2015.  Incentive unit compensation of $51.1 million during the six months ended June 30, 2014 is attributable to the one time incentive unit compensation expense recognized upon the Corporate Reorganization.

Stock Based Compensation. Stock based compensation increased $3.5 million to $3.8 million for the six months ended June 30, 2015 from $0.3 million for the six months ended June 30, 2014 due to additional restricted stock, restricted stock units, and performance units being issued subsequent to June 30, 2014.

Rig Termination.  During the six months ended June 30, 2015, we paid a total of $9.0 million in rig termination expenses, which is comprised of approximately $4.4 million related to the termination of drilling rig contracts entered into in 2014 and approximately $4.6 million for stacking fees associated with certain drilling rig contracts.  There were no such expenses incurred during the six months ended June 30, 2014.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(22,210)	$(17,834)	$(4,376)	(25)%
Prepayment premium paid on extinguishment of debt	—	(5,107)	5,107	100%
Derivative loss	(10,591)	(20,029)	9,438	47%
Other income expense	1,766	260	1,506	*
Total other expense, net	$(31,035)	$(42,710)	$11,675	27%

* Not meaningful

Interest Expense. Interest expense increased 25% to $22.2 million in the six months ended June 30, 2015 from $17.8 million during the six months ended June 30, 2014 primarily due to accrued interest related to the Notes, of which only $400 million were outstanding during the six months ended June 30, 2014 as compared to $550 million outstanding during the six months ended June 30, 2015.

Prepayment Premium on Extinguishment of Debt.  During the six months ended June 30, 2014, we incurred a $5.1 million charge related to a prepayment penalty on our then outstanding second lien term loan.  There were no such expenses incurred during the six months ended June 30, 2015.

Derivative Income (Loss). Loss on derivative instruments decreased 47% to $10.6 million during the six months ended June 30, 2015 from $20.0 million during the six months ended June 30, 2014 primarily as a result of the unfavorable commodity price changes for operations but favorable commodity price changes for derivatives on increased hedging activities.

Other income (expense). Other income (expense) increased by $1.5 million to income of $1.8 million during the six months ended June 30, 2015 from income of $0.3 million during the six months ended June 30, 2014.  The increase is attributable to $1.2 million of license fee income earned during the six months ended June 30, 2015.  In addition, income from equity investments increased approximately $0.7 million during the six months ended June 30, 2015 from the six months ended June 30, 2014, which is offset by a decrease in other miscellaneous income of approximately $0.4 million.

Income Tax Benefit (Expense)

The effective combined U.S. federal and state income tax rate as of June 30, 2015 was 24.0%.  As a pass-through entity, our predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax through May 29, 2014.  During the six months ended June 30, 2015, we recognized a tax benefit of $15.7 million, an increase of $13.4 million as compared to the $2.3 million expense we recognized during the three months ended June 30, 2014. The increase was attributable to the corresponding decrease in net income during the applicable periods. During the six months ended June 30, 2015, we were subject to the federal income tax rate for the entire period as compared to only one month during the six months ended June 30, 2014.

Liquidity and Capital Resources

We expect that our primary sources of liquidity and capital resources will be cash flows generated by operating activities and borrowings under our amended and restated credit agreement (as amended, the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association, as the administrative agent. Depending upon market conditions and other factors, we may also seek to access the capital markets to meet our liquidity needs and capital requirements.

Our primary use of capital is for the development and exploration of oil and natural gas properties and increasing our acreage position. Our total debt was $596.9 million and $672.1 million as of June 30, 2015 and December 31, 2014, respectively. Total borrowings during those periods were used primarily to fund development and exploration of oil and natural gas properties in addition to adding to our leasehold interests.

Capital Requirements and Sources of Liquidity

For the six months ended June 30, 2015, our aggregate drilling and completion capital expenditures were $196.7 million. During the year ended December 31, 2014, our aggregate drilling and completion capital expenditures were $491.3 million.  These capital expenditure totals exclude acquisitions.  Substantially all of our remaining capital expenditures in 2015 for drilling and completion will be spent in the Midland Basin.

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

Based upon current oil and natural gas price expectations, we believe that our cash on hand, cash flow from operations and borrowings under our Revolving Credit Agreement will be sufficient to execute our current capital program excluding any acquisitions we may enter into. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2014 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2015 does not allocate any amounts for acquisitions of leasehold interests and proved properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$78,627	$53,593
Net cash used in investing activities	(255,938)	(527,698)
Net cash provided by financing activities	147,859	978,231

Cash Flow Provided by Operating Activities.  Net cash provided by operating activities was approximately $78.6 million and $53.6 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by operating activities increased from the period ending June 30, 2014 to June 30, 2015 primarily due to the cash received for option premiums and cash received for derivative settlements as discussed in Note 3—Derivative Financial Instruments to our condensed consolidated and combined financial statements included elsewhere in this Quarterly Report.  This increase is offset by the decrease in operating income, which is primarily attributable to a decrease in our production margin resulting from a 61% increase in our cash based operating expenses, which include lease operating expenses, production and ad valorem taxes, general and administrative expenses, and exploration costs.  Cash provided by operating activities is impacted by the prices received for oil and natural gas sales and levels of production volumes.

Cash Flow Used in Investing Activities.  Net cash used in investing activities was approximately $255.9 million and $527.7 million for the six months ended June 30, 2015 and 2014, respectively. The decreased amount of cash used in investing activities during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was due primarily to the $302.3 million decrease in acquisition costs during the six months ended June 30, 2015 over the six months ended June 30, 2014.

Cash Flow Provided by Financing Activities.  Net cash provided by financing activities was approximately $147.9 million and $978.2 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities decreased during the period ending June 30, 2015 from the period ending June 30, 2014 due to net proceeds from our initial public offering of $867.8 million and net debt borrowings in excess of payments of $128.7 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company received net proceeds of $224.0 million from the February 2015 private placement of our Class A common stock, par value $0.01 per share, and made net debt payments in excess of borrowings of $75.0 million.

Capital Sources

Revolving Credit Agreement. See Note 7—Debt to our condensed consolidated and combined financial statements included elsewhere in this Quarterly Report for a description of the Revolving Credit Agreement.

7.500% Senior Unsecured Notes due 2022. See Note 7—Debt to our condensed consolidated and combined financial statements included elsewhere in this Quarterly Report for a description of the Notes.

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

Working Capital.  Our working capital totaled $(72.4) million and $(16.7) million at June 30, 2015 and December 31, 2014, respectively. Our collection of receivables has historically been timely and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $21.1 million and $50.6 million at June 30, 2015 and December 31, 2014, respectively. The $29.5 million decrease in cash is primarily attributable to the increase in operating expenses in conjunction with the slight decrease in revenues, which is largely attributable to the $32.88 decrease in average oil price including the effects of derivatives for the six months ended June 30, 2015. Due to the amounts that accrue related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended June 30, 2015, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report.  Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for a description of the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements.

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

To reduce the impact of fluctuations in oil prices on our revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil and natural gas production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations.  The Company also uses basis swap contracts to mitigate basis risk caused by the volatility of the Company’s basis differentials.  The basis swap contracts establish the differential between Cushing WTI prices and the relevant price index at which oil production is sold.  For a description of our open positions at June 30, 2015, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Sources of our Revenues.”

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

As of June 30, 2015, the fair market value of our oil derivative contracts was a net asset of $42.2 million.  Based on our open oil derivative positions at June 30, 2015, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $9.3 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $13.4 million.  As of June 30, 2015, the fair market value of our natural gas derivative contracts was a net asset of $1.1 million.  Based upon our open commodity derivative positions at June 30, 2015, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $0.1 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivative asset by less than $0.1 million.

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

Interest Rate Risk

Our market risk exposure related to changes in interest rates relates primarily to debt obligations.  We are exposed to changes in interest rates as a result of our Revolving Credit Agreement, and the terms of our Revolving Credit Agreement require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments.  The impact of a one percent increase in interest rates for our Revolving Credit Agreement, based on the amount outstanding as of June 30, 2015, would result in increased annual interest expense of approximately $0.5 million.

Item 4.    Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report, which could materially affect our businesses, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.  There have been no material changes in our risk factors from those described in our Annual Report.

Item 6.    Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARSLEY ENERGY, INC.

August 13, 2015	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman, President and Chief Executive Officer

August 13, 2015	By:	/s/ Ryan Dalton
Ryan Dalton
Vice President—Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
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
**

Furnished herewith.  Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.