Form 10-K
period 2015-12-31
Parsley Energy, Inc.
filed 2016-02-29
CIK 1594466

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2015 was approximately $1,319,941,307.

As of February 29, 2016, the registrant had 136,623,407 shares of Class A Common Stock and 32,145,296 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARSLEY ENERGY, INC.

FORM 10-K

ANNUAL PERIOD ENDED DECEMBER 31, 2015

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in or incorporated by reference into this Annual Report on Form 10-K (this “Annual Report”) that express a belief, expectation, or intention, or that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report, or if earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed under “Item 1A. Risk Factors,” as well as those factors summarized below.

Forward-looking statements may include statements about our:

●	business strategy;
●	reserves;
●	exploration and development drilling prospects, inventories, projects and programs;
●	ability to replace the reserves we produce through drilling and property acquisitions;
●	financial strategy, liquidity and capital required for our development program;
●	realized oil, natural gas and natural gas liquids (NGLs) prices;
●	timing and amount of future production of oil, natural gas and NGLs;
●	hedging strategy and results;
●	future drilling plans;
●	competition and government regulations;
●	ability to obtain permits and governmental approvals;
●	pending legal or environmental matters;
●	marketing of oil, natural gas and NGLs;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	general economic conditions;
●	credit markets;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

Additionally, we caution you that reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that are ultimately recovered.

Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The terms defined in this section are used throughout this Annual Report:

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

“field.” An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations. Refer to the SEC’s Regulation S-X, Rule 4-10(a)(15) for a complete definition of field.

“formation.” A layer of rock which has distinct characteristics that differ from nearby rock.

“GAAP.” Accounting principles generally accepted in the United States.

“gross acres” or “gross wells.” The total acres or wells, as the case may be, in which an entity owns a working interest.

“horizontal drilling.” A drilling technique where a well is drilled vertically to a certain depth and then drilled laterally within a specified target zone.

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

“PE Units.” The single class of units, in which all of the membership interests (including outstanding incentive units) in Parsley LLC were converted to in connection with our initial public offering.

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

“proved reserves.” Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence, the project within a reasonable time. Refer to the SEC’s Regulation S-X, Rule 4-10(a)(22) for a complete definition of proved oil and natural gas reserves.

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

“recompletion.” The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish new production or increase existing production.

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

Overview

Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “we,” “us” or “our”) is an independent oil and natural gas company focused on the acquisition, development and exploitation of unconventional oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and Southeastern New Mexico and is comprised of three primary sub-areas: the Midland Basin, the Central Basin Platform and the Delaware Basin. These areas are characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are primarily located in the Midland and Delaware Basins and our activities have historically been focused on the vertical development of the Spraberry, Wolfberry and Wolftoka Trends of the Midland Basin. Our vertical wells in the Permian Basin are drilled into stacked pay zones that include the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline), Strawn, Atoka and Mississippian formations. In 2015, we transitioned from primarily vertical development drilling activity to predominantly horizontal development drilling activity.

On May 29, 2014, we completed our initial public offering (the “IPO”) of 57.5 million shares of Parsley Energy, Inc.’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), at a price of $18.50 per share. Approximately 7.5 million of the shares were sold by selling stockholders and we did not receive any proceeds from the sale of those shares. The remaining approximately 50.0 million shares of Class A Common Stock that were sold resulted in gross proceeds of approximately $924.3 million to us and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $867.8 million. A portion of the proceeds from the IPO was used to repay all outstanding borrowings under the revolving credit agreement entered into on September 10, 2013 (as amended, the “Revolving Credit Agreement”), to make a cash payment in settlement of the Preferred Return (as defined herein), to fund the acquisition of certain oil and gas properties and to pay fees and expenses related to the IPO. The remaining proceeds were used to fund a portion of our exploration and development program and for general corporate purposes.

We began operations in August 2008 when we acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin from Joe Parsley, a co-founder of Parker and Parsley Petroleum Company (“Parker and Parsley”). As of December 31, 2015, we continue to operate 37 gross wells. Excluding those legacy 37 wells, as of December 31, 2015, we had an average working interest of 82% in 71 gross (58.2 net) horizontal wells, of which 67 gross (56.7 net) are in the Midland Basin.  We operate 99.5% of the wells in which we have an interest and have the rights to develop 142,734 gross (110,967 net) acres in the Permian Basin, with approximately 84,441 net acres located in the Midland Basin. Since we commenced our drilling program in November 2009, we have operated up to 12 rigs simultaneously and averaged four operated rigs for the year ended December 31, 2015. We are currently operating four horizontal rigs and two vertical drilling rigs. The vertical rigs are used primarily to drill the vertical portion of horizontal wells. Our 2016 capital budget contemplates operating three to four horizontal rigs and one to two vertical rigs for 2016.

We intend to grow our reserves and production through the development, exploitation and drilling of our multi-year inventory of identified drilling locations. As of December 31, 2015, we have identified 147 80- and 40-acre potential vertical drilling locations, no 20-acre potential vertical drilling locations and 2,677 potential horizontal drilling locations on our existing acreage, which does not include any locations in our Southern Delaware Basin acreage. We commenced our vertical appraisal drilling program in the Delaware Basin during the first quarter of 2014 and as of the date of this Annual Report, we have drilled and completed three vertical appraisal wells and one horizontal appraisal well. As of December 31, 2015, we had an interest in four gross (1.5 net) wells in this area. We expect to supplement organic growth from our drilling program by proactively leasing additional acreage and selectively pursuing acquisitions that meet our strategic and financial objectives, with an emphasis on oil-weighted reserves in the Midland Basin.

Our 2016 capital budget for drilling and completion is approximately $380 million to $430 million.  Our capital budget excludes any amounts that may be paid for acquisitions. For the year ended December 31, 2015, our capital expenditures for drilling and completions were $400.9 million, as compared to $491.3 million for the year ended December 31, 2014, excluding, in each period, amounts paid for acquisitions. We expect the average working interest in wells we drill during 2016 will be approximately 90%.

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

The following table summarizes our technically identified horizontal drilling locations in the Permian Basin as of December 31, 2015:

Area (1)	Net Acreage	Identified Drilling Locations(2,3)
Midland Basin-Core	59,895	1,979
Midland Basin-Tier I	17,227	698
Midland Basin-Other	7,319	—
Southern Delaware Basin (4)	26,526	—
Total Permian Basin	110,967	2,677

(1)	Please see “Item 2. Properties.”
(2)

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

(3)

Our target horizontal location count implies 660’ to 990’ between well spacing which is equivalent to five to eight wells per 640-acre section per prospective interval. The ultimate spacing may be less than these amounts, which would result in a higher location count, or greater than these amounts, which would result in a lower location count.

(4)	Please see “Item 2. Properties—Delaware Basin.”

Our total identified vertical drilling locations include 147 vertical locations on 80- and 40- acre spacing and no vertical locations on 20-acre spacing associated with proved undeveloped reserves as of December 31, 2015. Of these 147 vertical locations, 135 are in our Midland Basin-Core area, and 12 are in our Midland Basin-Tier I area. An additional 1,300 vertical locations at 80- and 40-acre spacing have been identified throughout our acreage position, but are not included in the proved undeveloped reserves.

At December 31, 2015, our estimated proved oil and natural gas reserves at December 31, 2015, were 123.8 MMBoe based on a reserve report prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers. Our proved reserves are approximately 60% oil, 21% natural gas, 19% NGLs and 42% proved developed.

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

●

Improve operational and cost efficiency by maintaining control of our production. We currently operate approximately 98% of the wells in which we have an interest and intend to maintain operational control of substantially all of our producing properties. We believe that retaining control of our production will enable us to increase recovery rates, lower well costs, improve drilling performance and increase ultimate hydrocarbon recovery through optimization of our drilling and completion techniques. Our management team regularly evaluates our operating results against those of other operators in the area in an effort to improve our performance and implement best practices. We have reduced the average time from spud to rig release for our horizontal Spraberry and Wolfberry wells from approximately 34 days during the fourth quarter of 2014 to approximately 22 days in the fourth quarter of 2015. Our average total depth of horizontal wells drilled in 2015 was 16,440 feet. We have also reduced our total horizontal drilling, completion and facilities costs from an average of $8.4 million per well in the fourth quarter of 2014 to an average of $6.7 million per well in the fourth quarter of 2015. This decrease was driven primarily by a reduction in hydraulic fracturing costs and efficiencies gained through economies of scale over this time period. Additionally, we initiated cost reduction discussions with our suppliers beginning in November 2014.

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

●

Maintain financial flexibility. We intend to maintain a conservative financial position to allow us to develop our drilling, exploitation and exploration activities and maximize the present value of our oil-weighted resource potential. We intend to fund our growth with cash flow from operations, liquidity under our Revolving Credit Agreement and access to capital markets over time. As of December 31, 2015, we had approximately $918.9 million of liquidity, with $344.2 million of cash and cash equivalents and $574.7 million of available borrowing capacity under our Revolving Credit Agreement. Our borrowing base under the Revolving Credit Agreement currently stands at $575.0 million. Consistent with our disciplined approach to financial management, we have an active commodity hedging program that seeks to hedge a meaningful portion of our expected oil production, reducing our exposure to downside commodity price fluctuations and enabling us to protect cash flows and maintain liquidity to fund our capital program and investment opportunities. At December 31, 2015, a significant portion of our expected 2016 oil production was hedged.

Our Strengths

We believe that the following strengths will help us achieve our business goals:

●

Extensive horizontal development potential. We believe there are a significant number of horizontal locations on our acreage that will allow us to target the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline) and Atoka shales. In addition, based on our analysis of data acquired through our drilling program and the activities of offset operators, we believe that multiple benches contained within our acreage may have significant resource potential, which could substantially increase the ultimate hydrocarbon recovery of each surface acre we have under leasehold. Excluding our Southern Delaware Basin acreage, we had 2,677 identified horizontal drilling locations as of December 31, 2015. We initiated our horizontal development program in 2013 and are currently operating four horizontal rigs and two vertical rigs, which are primarily used to drill the vertical portion of horizontal wells. Through December 31, 2015, we have drilled and completed 60 gross (51.0 net) horizontal wells in the Midland Basin and one gross (0.9 net) horizontal wells in the Delaware Basin, and as we continue to develop our Southern Delaware Basin acreage, we expect to identify additional horizontal drilling locations in that area. We believe that our 596 gross (372.9 net) vertical wells provide a stable production base from which to grow our horizontal drilling program.

●

Incentivized management team with substantial technical and operational expertise. Our management team has a proven track record of executing on multi-rig development drilling programs and extensive experience in the Spraberry, Wolfberry and Wolftoka Trends of the Permian Basin. Our chief executive officer, Bryan Sheffield, is a third generation oil and gas executive, and our management team has an average of 17 years of experience. We have also assembled a technical team that includes 15 petroleum engineers and seven geologists with an average of 13 years of experience, which we believe will be of strategic importance as we continue to expand our future exploration and development plans. Our executive officers hold approximately 27.1% of our ownership interest and is our largest stockholder group. We believe our executive officers’ significant ownership interest provides meaningful incentive to increase the value of our business for the benefit of all stockholders.

●

Operating control over approximately 98% of our production. As of December 31, 2015, we operated approximately 98% of the wells in which we have an interest. We believe that maintaining control of our production enables us to dictate the pace of development and better manage the cost, type and timing of exploration, exploitation and development activities. Our leasehold position is comprised primarily of properties that we operate and, excluding Southern Delaware Basin acreage, includes an estimated 2,677 potential horizontal drilling locations and 147 80- and 40-acre potential vertical drilling locations.

●

Conservative balance sheet. We expect to maintain financial flexibility that will allow us to develop our drilling activities and selectively pursue acquisitions. As of December 31, 2015, we did not have any debt outstanding under our Revolving Credit Agreement and had $574.7 million of available borrowing capacity. We believe this borrowing capacity, along with our cash flow from operations, will provide us with sufficient liquidity to execute our current capital program.

Recent Events

Recent Horizontal Well Results

The following table provides a summary of all wells completed during the fourth quarter of 2015 that have sufficient production data:

Area	Well Count	30-Day Average IP Rate (Boe/d)		90-Day Average Cumulative Production (Boe)	Average Total Depth (feet)
Midland Basin – Core	5	727	(1)	50,143	16,238
Midland Basin – Tier I	2	430	(2)	33,953	14,822

(1)	Consisting of 589 Bbls/d of oil, 352 Mcf/d of natural gas, and 79 Bbls/d of NGLs.
(2)	Consisting of 365 Bbls/d of oil, 203 Mcf/d of natural gas, and 31 Bbls/d of NGLs.

Recent Activity

In December 2015, the Company sold its interest in 91 net operated wells and 11,664 gross (7,155 net) acres in north Martin and south Dawson Counties, Texas, for net proceeds of $39.4 million and realized a $36.7 million dollar loss, net of estimated purchase price adjustments.

During the first quarter of 2016, we acquired certain undeveloped acreage and producing oil and gas properties located adjacent to our existing operating areas in Upton, Reagan, and Glasscock Counties for an aggregate purchase price of $148.5 million, of which a deposit of $10.0 million was paid in December 2015.  The acquisition added 260 gross (227 net) horizontal drilling locations across 6,040 gross (5,274 net) surface acres and production from three producing horizontal wells.  The acquisition also included one drilled horizontal well that was completed by the seller prior to the transaction closing in January 2016.

Issuance of Class A Common Stock

On February 5, 2015, we entered into an agreement to sell 14,885,797 shares of our Class A Common Stock in a private placement (the “Private Placement”) at a price of $15.50 per share to selected institutional investors.  The Private Placement closed on February 11, 2015, and resulted in gross proceeds of approximately $230.7 million to us and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $224.0 million. The net proceeds were used to repay a portion of our outstanding borrowings under our Revolving Credit Agreement and for general corporate purposes.

On September 18, 2015, we entered into an agreement to sell 14,950,000 shares of our Class A Common Stock (including 1,950,000 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $15.00 per share in an underwritten public offering (the “September Offering”). The September Offering resulted in gross proceeds of approximately $224.3 million to us and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $217.0 million. A portion of the net proceeds were used to repay borrowings outstanding under our Revolving Credit Agreement. The remainder of the net proceeds are expected to be used to fund a portion of our capital program, which may include acquisitions.

On December 9, 2015, we and NGP X US Holdings, L.P., one of our stockholders (“NGP”), entered into an agreement to sell an aggregate of 14,202,500 shares of Class A Common Stock, including 12,911,364 shares of Class A Common Stock issued and sold by us and 1,291,136 shares of Class A Common Stock sold by NGP at a price of $18.00 per share in an underwritten public offering (the “December Offering”). On December 10, 2015, the underwriters exercised in full their option to purchase additional shares. The December Offering resulted in gross proceeds of approximately $228.7 million to us and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $228.4 million.  A portion of the net proceeds from the offering were used to fund the acquisition of 6,040 gross (5,274 net) acres located in Upton, Reagan and Glasscock Counties, Texas, and the remaining net proceeds are expected to be used to fund a portion of our capital program and for general corporate purposes. We did not receive any of the proceeds from the sale of shares by NGP.

Upon completion of each of the Private Placement, September Offering and the December Offering, we contributed all of the net proceeds to Parsley LLC in exchange for an aggregate of 42,747,161 PE Units.  As a result, our ownership of Parsley LLC increased to 81.0%, with the PE Unit Holders’ ownership of Parsley LLC decreasing to 19.0%.

Organizational Structure

We are a holding company that was incorporated as a Delaware corporation on December 11, 2013 for the purpose of facilitating the IPO and to become the sole managing member of Parsley Energy, LLC, which we refer to as “Parsley LLC”. Our principal asset is a controlling equity interest in Parsley LLC. On May 22, 2014, a registration statement filed on Form S-1 with the SEC related to shares of Class A Common Stock was declared effective. The IPO closed on May 29, 2014.

After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of Parsley LLC was amended and restated to modify its capital structure by replacing the different classes of interests previously held by Parsley LLC owners with a single new class of units called “PE Units.” In addition, each PE Unit holder received one share of our Class B Common Stock (“Class B Common Stock”). Pursuant to such amended and restated limited liability company agreement (the “Parsley Energy LLC Agreement”), each PE Unit holder has the right to exchange their PE Units together with an equal number of shares of our Class B Common Stock, for shares of our Class A Common Stock (or cash at our or Parsley LLC’s election (the “Cash Option”)) on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications (the “Exchange Right”). In addition, in connection with the IPO, we entered into a Tax Receivable Agreement (the “TRA”) with Parsley LLC, the PE Unit holders and certain of our other equity owners (each such person, a “TRA Holder”). This agreement generally provides for the payment by us to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state or local income tax that Parsley Energy, Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of (i) any tax basis increases resulting from the contribution in connection with the IPO by such TRA Holder of all or a portion of its PE Units to us in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock pursuant to the Exchange Right (or resulting from an exchange of PE Units for cash pursuant to the Cash Option ) and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining 15% of these cash savings. See “Certain Relationships and Related Transactions, and Director Independence” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Factors Affecting the Comparability of Our Financial Condition and Results of Operations—Corporate Reorganization.” These transactions are collectively referred to as the “Reorganization Transactions.”

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

The following diagram indicates our organizational structure as of February 29, 2016. This chart is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

(1)	Includes Parsley Finance Corp.

Oil and Natural Gas Production Prices and Production Costs

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenues (in thousands, except percentages):
Oil sales	$215,795	$232,554	$97,839
Natural gas sales	26,582	30,642	23,179
Natural gas liquids sales (1)	23,680	38,561	—
Total revenues	$266,057	$301,757	$121,018

Average realized prices(2):
Oil sales, without realized derivatives (per Bbls)	$44.89	$81.91	$93.28
Oil sales, with realized derivatives (per Bbls)	56.60	81.33	87.91
Natural gas, without realized derivatives (per Mcf)	2.57	4.23	4.95
Natural gas, with realized derivatives (per Mcf)	2.72	4.32	4.95
NGLs sales (per Bbls)	15.79	33.83	—
Average price per Boe, without realized derivatives	33.13	58.19	66.17
Average price per Boe, with realized derivatives	40.33	58.00	63.09

Production (3):
Oil (MBbls)	4,807	2,839	1,049
Natural gas (MMcf)	10,339	7,245	4,680
Natural gas liquids (MBoe) (1)	1,500	1,140	—
Total (MBoe)	8,031	5,186	1,829

Average daily production volume:
Oil (Bbls/d)	13,170	7,778	2,874
Natural gas (Mcf/d)	28,326	19,849	12,822
Natural gas liquids (Boe/d)	4,110	3,123	—
Total (Boe/d)	22,003	14,207	5,011

(1)	For the year ended December 31, 2013, NGLs sales and production are included in the natural gas line item.
(2)

Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

(3)

One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

Productive Wells

As of December 31, 2015 we owned an average 82% working interest in 71 gross (58.2 net) productive horizontal wells. As of December 31, 2015 we owned an average 68% working interest in 596 gross (372.9 net) productive vertical wells. Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

General

As of December 31, 2015, we operated approximately 99.5% of the wells in which we have an interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Marketing and Customers

We market the majority of the production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell our production to purchasers at market prices.

We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2015, four purchasers each accounted for more than 10% of our revenue during the period: Shell Trading (US) Company, BML, Inc. (“BML”), Targa Pipeline Mid-Continent, LLC (“Targa”), and Transoil Marketing, LLC. For the year ended December 31, 2014, five purchasers each accounted for more than 10% of our revenue during the period: Targa, Plains Marketing, LP (“Plains”), BML, Permian Transport & Trading (“PTT”) and Enterprise Crude Oil, LLC (“Enterprise”). For the year ended December 31, 2013, four purchasers, PTT, Plains, Enterprise and Targa, each accounted for more than 10% of our revenue. No other customer accounted for more than 10% of our revenue during these periods. If a major customer decided to stop purchasing oil and natural gas from us, revenue could decline and our operating results and financial condition could be harmed. However, we believe that the loss of any one or all of our major purchasers would not have a materially adverse effect on our financial condition or results of operations, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

In the third quarter of 2014, we entered into an agreement with a private midstream services company for firm pipeline capacity from our North Upton County and South Midland County acreage to Colorado City, Texas, which enables us to bypass the Midland pricing market for a substantial portion of our crude oil production when pipeline deliveries commence.  As of December 31, 2015, approximately 43% of our gross oil production was being transported by this pipeline.

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

Segment Information and Geographic Area

Operating segments are defined under generally accepted accounting principles as components of an enterprise that (i) engage in activities from which it may earn revenues and incur expenses (ii) for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.

Based on our organization and management, we have only one reportable operating segment, which is oil and natural gas exploration and production.  We consider drilling rig services ancillary to our oil and gas exploration and producing activities and manage these services to support such activities. All of our operations are conducted in one geographic area of the United States. For additional information, see our consolidated and combined financial statements in this Annual Report beginning on page F-1.

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

Recently, oil and natural gas prices have been under considerable pressure due to oversupply and other market conditions. Specifically, increased foreign production and increased efficiencies in horizontal drilling combined with exploration of newly developed shale fields in North America have dramatically increased global oil and natural gas production, which has led to significantly lower market prices for these commodities.  In view of the many uncertainties affecting the supply and demand for oil, natural gas, and NGLs, we are unable to predict future oil and natural gas prices or the overall effect, if any, that the decline in demand for and the oversupply of such products will have on our financial condition or results of operations.

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

Rates of interstate liquids pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning in 2010, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 2.65%. For the five-year period beginning on July 1, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This adjustment is subject to review every five years. Under FERC’s regulations, a liquids pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. Increases in liquids transportation rates may result in lower revenue and cash flows for the partnership.

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

In addition to FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1 million per violation per day. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-

manipulation authority granted to the FTC with respect to crude oil purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1 million or triple the monetary gain to the person for each violation.

Regulation of Environmental and Occupational Safety and Health Matters

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment and occupational health and safety. These laws and regulations may, among other things (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and (v) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, and the issuance of orders enjoining performance of some or all of our operations.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our purchasers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While compliance with existing environmental laws and regulations has not had a material adverse effect on our operations, we can provide no assurance that this will continue in the future.

The following is a summary of the more significant existing and proposed environmental, occupational health and safety laws and regulations to which our business operations are or may be subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

The Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the U.S. Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, from time to time various environmental groups have challenged the EPA’s exemption of certain oil and gas wastes from RCRA. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics.

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

We generate materials in the course of our operations that may be regulated as hazardous substances. Despite the “petroleum exclusion” of CERCLA, which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. In addition, we currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration, production and processing for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state and local laws. Under such laws, we could be required to undertake investigatory, response, or corrective measures, which could include soil and groundwater sampling, the removal of previously disposed substances and wastes, the cleanup of contaminated property, or performance of remedial plugging or pit closure operations to prevent future contamination, the costs of which could be substantial.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including wetland areas, is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “USACE”) or an analogous state agency. In September 2015, new EPA and USACE rules defining the scope of the EPA’s and the USACE’s jurisdiction became effective. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of CWA programs, and implementation of the rule has been stayed pending resolution of the court challenge. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. We do not expect the costs to comply with the requirements of the CWA to be substantial.

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

Safe Drinking Water Act

In the course of our operations, we produce water in addition to oil and gas. Water that is not recycled or otherwise disposed of on the lease may be sent to saltwater disposal wells for injection into subsurface formations. Underground injection operations are regulated under the federal Safe Drinking Water Act (“SDWA”) and permitting and enforcement authority may be delegated to the states. In Texas, the Texas Railroad Commission (“RRC”) regulates the disposal of produced water by injection well. The RRC requires operators to obtain a permit from the agency for the operation of saltwater disposal wells and establishes minimum standards for injection well operations. In response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells.  In response to these concerns, regulators in some states are considering additional requirements related to seismic safety. For example, the RRC has adopted new permit rules for injection wells to address these seismic activity concerns within the state. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. These new rules could impact the availability of injections wells for disposal of wastewater from our operations. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may our reduce profitability; however, these costs are commonly incurred by all oil and gas producers and we do not believe that the costs associated with the disposal of produced water will have a material adverse effect on our operations.

Air Emissions

The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as, for example, tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, the EPA has adopted new rules under the Clean Air Act that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production‑related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. More recently, in August 2015, the EPA announced proposed rules that would establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities.  The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions.  In addition, the rule package would extend existing VOC standards under the EPA’s Subpart OOOO of the New Source Performance Standards (“NSPS”) to include previously unregulated equipment within the oil and natural gas source category.  Compliance with this rule will require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage.  The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These and other air pollution control and permitting requirements have the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such requirements will have a material adverse effect on our operations.

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish PSD, construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain Prevention of Significant Deterioration (“PSD”) permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis. EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.  Recently, in December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as noted above, the EPA has proposed an NSPS related to methane emissions from the oil and natural gas source category as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025. Additional federal action with respect to the control of methane emissions is likely.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

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

At the federal level, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities. Also, in May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act. To date, no other action has been taken. Further, the EPA proposed regulations under the CWA in April 2015 prohibiting wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Also, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board. In addition, the U.S. Department of the Interior finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.

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

Endangered Species Act and Migratory Birds

The federal Endangered Species Act (“ESA”), and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. For example, in March 2013, the U.S Fish and Wildlife Service (“FWS”) listed the lesser prairie chicken as a threatened species under the ESA. Although the lesser prairie chicken’s habitat includes areas of the Permian Basin, where we operate, we do not believe that this listing will have a significant impact on our operations. Moreover, as a result of a 2011 settlement agreement, the FWS is required to make a determination on listing of more than 250 species as endangered or threatened under the FSA by no later than completion of the agency’s 2017 fiscal year. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The federal government recently issued indictments under the Migratory Bird Treaty Act to several oil and gas companies after dead migratory birds were found near reserve pits associated with drilling activities and represents an area of increased enforcement. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

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

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2015, nor do we anticipate that such expenditures will be material in 2016.

Employees

As of December 31, 2015, we employed 212 people. Our future success will depend in part on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet website at ww.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.

Our Class A Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “PE.” Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the offices of the NYSE, at 20 Broad Street, New York, New York 10005.

We also make available free of charge through our website, www.parsleyenergy.com, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and all of the information contained in this Annual Report. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks not presently known to us or which we consider immaterial also may adversely affect us.

Risks Related to the Oil and Natural Gas Industry and Our Business

Oil and natural gas prices are volatile and have declined significantly over the past year. An extended continuation of low, or a further decline in, commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments

Prices for oil and natural gas can fluctuate widely and have declined significantly over the past year. For example, from 2013 to 2015, NYMEX WTI crude oil prices ranged from a high of $110.53 per barrel on September 6, 2013 to a low of $26.21 per barrel on February 11, 2016. Average daily prices for NYMEX Henry Hub gas ranged from a high of $6.15 MMBtu during 2014 to a low of $1.76 per MMBtu during 2015. The duration and magnitude of the recent decline in crude oil prices cannot be predicted. The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Natural gas, NGLs and oil are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. This market will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

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

In recent months, prices for U.S. crude oil have weakened in response to a buildup in inventories and lower global demand.  An announcement by the Organization of the Petroleum Exporting Countries in December 2015, in which the organization indicated it would not put a production ceiling in place, further depressed crude prices.

Lower commodity prices will reduce our cash flows and borrowing ability. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in the present value of our reserves and our ability to develop future reserves. Lower commodity prices may also reduce the amount of natural gas, NGLs and oil that we can produce economically.

If commodity prices further decrease, a significant portion of our exploitation, development and exploration projects could become uneconomic. This may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a continuation of low, or a substantial or extended decline in, commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the exploitation, development and acquisition of oil and natural gas reserves. We expect to fund 2016 capital expenditures with cash generated by operations, borrowings under our Revolving Credit Agreement and possibly through additional capital market transactions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil and natural gas prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production. We intend to finance our future capital expenditures primarily through cash flow from operations and through borrowings under our Revolving Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements and Sources of Liquidity.”

Our cash flow from operations and access to capital are subject to a number of variables, including:

●	our proved reserves;
●	the level of hydrocarbons we are able to produce from existing wells;
●	the prices at which our production is sold;
●	our ability to acquire, locate and produce new reserves; and
●	our ability to borrow under our Revolving Credit Agreement.

If our revenues or the borrowing base under our Revolving Credit Agreement decreases as a result of a continuation of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under our Revolving Credit Agreement are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and would adversely affect our business, financial condition and results of operations.

Future price declines could result in a reduction in the carrying value of our proved oil and gas properties, which could adversely affect our results of operations.

Commodity prices have declined significantly from 2014. Through February 22, 2016, oil prices have declined from a high of $107.26 per Bbl on June 20, 2014 to a low of $26.21 per Bbl on February 11, 2016, and gas prices have declined from a high of $6.15 per Mcf on February 19, 2014 to a low of $1.76 per Mcf on December 17, 2015. Likewise, NGLs have suffered significant recent declines. NGLs are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. As stated above, price declines, as have occurred recently, could result in downward adjustments to our estimated proved reserves. It is possible that prices could decline further, or our estimates of production or other economic factors could change to such an extent that we may be required to impair, as a noncash charge to earnings, the carrying value of our oil and gas properties. We are required to perform impairment tests on proved oil and gas properties whenever events or changes in circumstances indicate that the carrying value of proved properties may not be recoverable. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our oil and gas properties, the carrying value may not be recoverable and therefore an impairment charge would be required to reduce the carrying value of the proved properties to their fair value. See Impairment of Oil and Gas Properties included in "Part 2. Item 7. Management’s Discussion and Analysis" for specific information regarding our impairments. We may incur impairment charges in the future, which could materially affect our results of operations in the period incurred.

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

●	pressure or irregularities in geological formations;
●	shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;
●	equipment failures or accidents, such as fires or blowouts;
●	lack of available gathering facilities or delays in construction of gathering facilities;
●	lack of available capacity on interconnecting transmission pipelines;
●	adverse weather conditions, such as blizzards, tornados and ice storms;
●	issues related to compliance with environmental regulations;
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

Our ability to make scheduled payments on or to refinance our indebtedness obligations, including our Revolving Credit Agreement and our senior unsecured notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. If oil and natural gas prices remain at their current level for an extended period of time or continue to decline, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of oil and the Midland-Cushing differential, we enter into commodity derivative contracts for a significant portion of our production, primarily consisting of put spreads and basis swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our Properties—Sources of Our Revenues” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Our Properties—Realized Prices on the Sale of Oil, Natural Gas and NGLs.” Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.

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

Approximately 45% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.

As of December 31, 2015, approximately 45% of our net leasehold acreage was undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage.

Our producing properties are located in the Permian Basin of West Texas, making us vulnerable to risks associated with operating in one major geographic area.

All of our producing properties are geographically concentrated in the Permian Basin of West Texas. At December 31, 2015, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.  As an example, since all of our production originates in Midland, Texas, our realizations on sales of our oil production may be affected by the Midland-Cushing price differential, which reflects the difference between the price of crude at Midland, Texas, versus the price of crude at Cushing, Oklahoma, a major hub where production from Midland is often transported via pipeline.  The price we currently realize on barrels of oil we sell is reduced by the value of the Midland-Cushing differential, which reached as high as $21 per barrel in

August 2014.  If the Midland-Cushing differential, or other price differentials pursuant to which our production is subject were to widen due to oversupply or other factors, our revenue could be negatively impacted.

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

The marketing of oil and gas production depends in large part on the capacity and availability of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities. Access to such facilities is, in many respects, beyond our control.  If these facilities were unavailable to us on commercially reasonable terms or otherwise, we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons.  We rely (and expect to rely in the future) on facilities developed and owned by third parties in order to store, process, transmit and sell our oil and gas production.  Our plans to develop and sell our oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise.  The amount of oil and gas that can be produced is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance; excessive pressure; physical damage to the gathering, transportation, refining or processing facilities; or lack of capacity on such facilities.  The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, we may be provided only limited, if any, notice as to when these circumstances will arise and their duration.

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

At December 31, 2015, 59% of our total estimated proved reserves were classified as proved undeveloped. Our approximately 72.4 MMBoe of estimated proved undeveloped reserves will require an estimated $818.4 million of development capital over the next five years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecast as well as access to liquidity sources, such as capital markets, our Revolving Credit Agreement and derivative contracts. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.

SEC rules could limit our ability to book additional proved undeveloped reserves (PUDs) in the future.

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

Properties that we decide to drill that do not yield oil or natural gas in commercially viable quantities will adversely affect our results of operations and financial condition. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of micro-seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogues we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects. Further, our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, including:

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

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European, Asian and the United States financial markets have contributed to increased economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, have precipitated an economic slowdown. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish further, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

A downgrade in our credit ratings could negatively impact our cost of and ability to access capital.

As of December 31, 2015, our long-term debt was rated B3 with a positive outlook by Moody’s Investors Service, Inc. (“Moody’s”), and B with a stable outlook by Standard & Poor’s Ratings Services. On December 16, 2015, Moody’s announced that it had placed the ratings of 29 U.S. exploration and production companies and their related subsidiaries on review for downgrade. Since that action, Moody’s lowered its oil price estimates and placed additional exploration and production companies and their related subsidiaries, including Parsley LLC, on review for downgrade. With Moody’s reduced expectations for the likely range of prices and deteriorating industry conditions, there is an increased possibility for multi-notch downgrades as an outcome of the review process. The ultimate outcome of the ratings review process for any particular exploration and production company will depend on the issuer’s particular credit attributes. As of the date of this Annual Report, no changes in our credit ratings have occurred; however, we cannot be assured that our credit ratings will not be downgraded in the future.

A downgrade in our credit ratings could negatively impact our costs of capital or our ability to effectively execute aspects of our strategy. Further, a downgrade in our credit ratings could affect our ability to raise debt in the public debt markets and the cost of any new debt could be much higher than our outstanding debt. These and other impacts of a downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

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

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish PSD, construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis. EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.  Recently, in December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as noted above, the EPA has proposed an NSPS related to methane emissions from the oil and natural gas source category as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025.  Additional federal action with respect to the control of methane emissions is likely.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is a common industry practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.

At the federal level, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels, and published permitting guidance in February 2014 addressing the performance of such activities. Also, in May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act. To date, no other action has been taken. Further, the EPA proposed regulations under the CWA in April 2015 prohibiting wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Also, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board. In addition, the U.S. Department of the Interior finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.

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

Further regulation of hydraulic fracturing at the federal, state, and local level could subject our operations to additional permitting requirements and result in permitting delays as well as potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves. Please read “Item 1. Business—Regulation of the Oil and Natural Gas Industry” for a further description of the laws and regulations that affect us.

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

Our operations and drilling activity are concentrated in the Permian Basin in West Texas, an area in which industry activity has remained relatively steady despite the recent downturn in commodity prices.  As a result, demand for qualified personnel in this area, and the cost to attract and retain such personnel, has continued to be competitive, and would be expected to increase substantially in the future if commodity prices rebound. Moreover, our competitors may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer.

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

We depend on the services of our senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel could have a material adverse effect on our business, financial condition and results of operations. For example, in the event that Mr. Sheffield no longer controls the entity that is the sub-operator of the 37 legacy wells that we operate and that we assumed from Parker and Parsley, the sub-operating agreement governing the terms of our arrangement could terminate and we would no longer be the operator of record on these wells. If the sub-operating agreement were to terminate, we would be unable to dictate the pace of development and manage the cost, type, and timing of the drilling program on these identified drilling locations, which could impact our ability to recognize the proved undeveloped reserves associated with these properties.

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

Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. As of December 31, 2015, we had completed 61 gross (51.9 net) horizontal wells and therefore are subject to increased risks associated with horizontal drilling as compared to companies that have greater experience in horizontal drilling activities. Risks that we face while drilling include, but are not limited to, failing to land our wellbore in the desired drilling zone, not staying in the desired drilling zone while drilling horizontally through the formation, not running our casing the entire length of the wellbore and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, not being able to fracture stimulate the planned number of stages, not being able to run tools the entire length of the wellbore during completion operations and not successfully cleaning out the wellbore after completion of the final fracture stimulation stage. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and/or commodity prices decline, the return on our investment in these areas may not be as attractive as we anticipate. Further, as a result of any of these developments we could incur material write-downs of our oil and natural gas properties and the value of our undeveloped acreage could decline in the future.

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

Future legislation may result in the elimination of certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production. Additionally, future federal or state legislation may impose new or increased taxes or fees on oil and natural gas extraction.

Potential legislation, if enacted into law, could make significant changes to U.S. federal and state income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal and state income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively affect our financial condition and results of operations. Additionally, legislation could be enacted that increases the taxes states impose on oil and natural gas extraction.  Moreover, President Obama has proposed, as part of the Budget of the United States Government for Fiscal Year 2017, to impose an “oil fee” of $10.25 on a per barrel equivalent of crude oil.  This fee would be collected on domestically produced and imported petroleum products.  The fee would be phased in evenly over five years, beginning October 1, 2016.  The adoption of this, or similar proposals, could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2015, we had approximately $50.4 million of U.S. federal net operating loss carryforwards (“NOLs”). Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Our NOLs begin to expire in 2033. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382. Any unused annual limitation may be carried over to later years.  We may be found to have had an ownership change in 2015, which would result in an annual limitation under Section 382.  However, even if we did have an ownership change in 2015, we do not believe that such limitation would prevent our utilization of our NOLs prior to their expiration. Future ownership changes or future regulatory changes could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.

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

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The Dodd-Frank Act and CFTC rules also will require us, in connection with certain derivatives activities, to comply with clearing and trade-execution requirements (or to take steps to qualify for an exemption to such requirements). To date, the CFTC has only designated certain interest rate swaps and credit default swaps for application of such mandatory clearing and trade-execution requirements.  Although we expect to qualify for the end-user exception from such requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.  If our swaps do not qualify for the commercial end-user exception, or if the cost of entering into swaps outside of mandatory clearing becomes prohibitive, we may be required to clear such transactions. The ultimate effect of the rules and any additional regulations on our business is uncertain at this time.

In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for swaps outside of mandatory clearing. Although we expect to qualify for the end-user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.  If any of our swaps do not qualify for the commercial end-user exception, the posting of collateral could reduce our liquidity and cash available for capital expenditures and our ability to manage commodity price volatility and the volatility in cash flows.

It is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us or the timing of such effects. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivatives, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and CFTC rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material and adverse effect on us, our financial condition or our results of operations.

In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.

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

As a public company, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the NYSE, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We are required to:

●	institute a more comprehensive compliance function;
●	comply with rules promulgated by the NYSE;
●	continue to prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
●	establish new internal policies, such as those relating to insider trading; and
●	involve and retain to a greater degree outside counsel and accountants in the above activities.

In addition, as a public company subject to these rules and regulations, it can be more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Our executive officers hold approximately 27.1% of our ownership interest and is our largest stockholder group. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

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

We have engaged in transactions and expect to continue to engage in transactions with affiliated companies, as described under the caption “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

●	limitations on the removal of directors;
●	limitations on the ability of our stockholders to call special meetings;
●	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
●	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
●

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

The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.

If we elect to terminate the TRA early or it is terminated early due to certain mergers or other changes of control or due to a material breach of the TRA, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA.    The calculation of anticipated future tax benefits will be based upon certain assumptions as set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such benefits and that any PE Units that the PE Unit Holders or their permitted transferees own on the termination date are deemed to be exchanged on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits.

In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. For example, if the TRA were terminated at December 31, 2015, the estimated termination payment would be approximately $193.8 million (calculated using a discount rate equal to the LIBOR, plus 300 basis points, applied against an undiscounted liability of $409.0 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.

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

We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.

As of December 31, 2015, we are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue our management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm issue an attestation report on such internal control. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our auditors identify and report material weaknesses in our internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A Common Stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties are located in the West Texas portion of the Permian Basin. As of December 31, 2015, our acreage position consisted of 110,967 net acres, 84,441 of which are in the Midland Basin and 26,526 of which are in the Delaware Basin, approximately 55% of which is held by production. As of December 31, 2015, we have interests in 667 gross (431 net) producing wells, of which we operate 99.5%. The table below sets forth our identified drilling locations in the Midland Basin as of December 31, 2015.

	Target Horizontal Locations
	Core (1)		Tier I (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Target Horizontal Zone
Spraberry (2)	254	197	77	57	331	254
Wolfcamp A	323	268	118	93	441	361
Wolfcamp B	314	269	146	118	460	387
Wolfcamp C	366	306	133	105	499	411
Upper Pennsylvanian (Cline)	402	332	133	105	535	437
Lower Pennsylvanian (Atoka )	320	271	91	72	411	343
Total Target Horizontal Location	1,979	1,643	698	550	2,677	2,193

(1)

Our target horizontal location count implies 660’ to 990’ between well spacing which is equivalent to five to eight wells per 640-acre section per prospective interval. The ultimate spacing may be less than these amounts, which would result in a higher location count, or greater than these amounts, which would result in a lower location count.

(2)	Spraberry locations are based on Middle and Upper Spraberry. For the Middle Spraberry, only those locations located in Upton County are included at 990’ spacing.

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

The Midland Basin has historically been characterized by production from its most prolific field, the Spraberry Trend Area. The Spraberry Trend Area has been heavily drilled since the discovery of the Seaboard No. 2-D Lee well in Dawson County in 1949. The field stretches over 150 miles North to South and over 75 miles East to West. According to the RRC, over 1.3 billion barrels of oil and 3.9 trillion cubic feet of gas have been produced in this field through December 2014. Additionally, activity targeting the deeper Wolfcamp formation increased dramatically after Henry Petroleum started drilling fully through the Wolfcamp formation in the early 2000s. In the late 2000s and early 2010s, many operators, including us, had success commingling still deeper production from the Upper Pennsylvanian (Cline), Strawn, and Atoka formations. Concurrently, operators started testing zones singularly with horizontal wells and multi-stage treatments. To date, the majority of these wells in the Midland Basin target the Upper Pennsylvanian and Wolfcamp formations. There have also been successful horizontal tests in the Clearfork, Spraberry, and Atoka formations.

Core Area Descriptions

We group our assets by area based on similar geologic, economic and technical requirements. We split our assets into four areas, the Midland Basin-Core, Midland Basin-Tier I, Midland Basin-Other and Southern Delaware Basin.

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

As of December 31, 2015, we have 86,886 gross (59,895 net) acres in our Midland Basin-Core area. Approximately 78% of our acreage in this area is held by production. We have interests in 57 gross (47.3 net) producing horizontal wells and 472 gross (295.4 net) producing vertical wells in our Midland Basin-Core area as of December 31, 2015 and we operate 100% of the wells in which we have an interest. The table below sets forth our identified drilling locations in the Midland Basin-Core as of December 31, 2015.

	Total (1,2)
	Gross	Net
Target Horizontal Zone
Spraberry (3)	254	197
Wolfcamp A	323	268
Wolfcamp B	314	269
Wolfcamp C	366	306
Upper Pennsylvanian (Cline)	402	332
Lower Pennsylvanian (Atoka )	320	271
Total Target Horizontal Location	1,979	1,643

(1)

Our target horizontal location count implies 660’ to 990’ between well spacing which is equivalent to five to eight wells per 640-acre section per prospective interval. The ultimate spacing may be less than these amounts, which would result in a higher location count, or greater than these amounts, which would result in a lower location count.

(2)	Average Core Stimulated Length is estimated at 6,215 ft.
(3)	Spraberry locations are based on Middle and Upper Spraberry. For the Middle Spraberry, only those locations located in Upton County are included at 990’ spacing.

Midland Basin-Tier I

Our Midland Basin-Tier I assets are characterized by being in a shallower modern day sedimentary portion of the Midland Basin than our Midland Basin-Core. The southern boundary is the Big Lake Fault, the western boundary is the Central Basin Platform, the northern boundary is the Horseshoe Atoll and the Eastern boundary is the transition to the Eastern Shelf. Due to lower pressures and shallower depths, well drilling and completion costs tend to be slightly lower than the Midland Basin-Core. Our Midland Basin-Tier I includes areas of Andrews, Borden, Crane, Dawson, Ector, Glasscock, Howard, Irion, Martin, Midland, Reagan and Upton Counties.

As of December 31, 2015, we have 22,061 gross (17,227 net) acres in our Midland Basin-Tier I area. Approximately 57% of our acreage in this area is held by production. We have interests in 10 gross (9.4 net) producing horizontal wells and 111 gross (73.6 net) producing vertical wells in our Midland Basin-Tier I area as of December 31, 2015 and operate 98%, of the wells in which we have an interest.

The table below sets forth our identified drilling locations in the Midland Basin-Tier I as of December 31, 2015.

	Total (1,2)
	Gross	Net
Target Horizontal Zone
Spraberry	77	57
Wolfcamp A	118	93
Wolfcamp B	146	118
Wolfcamp C	133	105
Upper Pennsylvanian (Cline)	133	105
Lower Pennsylvanian (Atoka )	91	72
Total Target Horizontal Location	698	550

(1)

Our target horizontal location count implies 660’ to 870’ between well spacing which is equivalent to five to eight wells per 640-acre section per prospective interval. The ultimate spacing may be less than these amounts, which would result in a higher location count, or greater than these amounts, which would result in a lower location count.

(2)	Average Tier 1 Stimulated Length is estimated at 5,235 ft.

Midland Basin-Other

Our Midland Basin-Other assets are characterized as assets that we have limited operating activity in which still fall within the Midland Basin.  Over time, as our operating results dictate, we may reclassify these areas based on geologic, economic and technical results.  Our Midland Basin-Other includes certain portions of Andrews, Gaines, Reagan, Upton, Irion, Martin, Glasscock, and Howard Counties.

As of December 31, 2015, we have 9,875 gross (7,318 net) undeveloped acres in our Midland Basin-Other area. None of our acreage in this area is held by production. We have interests in nine gross (0.9 net) producing non-operated wells in our Midland Basin-Other area as of December 31, 2015.

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

As of December 31, 2015, our Delaware Basin acreage includes 747 MBoe of proved developed reserves and 3.2 MMBoe of proved undeveloped reserves.  Our Delaware Basin acreage also includes four gross (1.5 net) producing horizontal wells and four gross (three net) producing vertical wells. We hold a leasehold position in 28,912 gross (26,526 net) acres in the Delaware Basin which we call our Trees Ranch Prospect.

Production Status

For the year ended December 31, 2015, our average daily net sales from production from our horizontal wells on our Midland Basin acreage, was 11,052 Boe/d, of which 76% was from oil, 11% was from natural gas, and 13% was from NGLs.

Facilities

Our land-based oil and gas processing facilities are typical of those found in the Permian Basin. Our facilities located at well locations or centralized lease locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Recent Activity

During the year ended December 31, 2015, we completed 41 gross (37.4 net) horizontal wells for an aggregate net cost of $261.6 million and 16 gross (14.7 net) vertical wells were completed on our Midland Basin acreage for an aggregate estimated net cost of $33.7 million.

As of December 31, 2015, we have identified 2,677 potential horizontal drilling locations and 147 80- and 40-acre potential vertical drilling locations on our existing acreage, which does not include any locations in our Southern Delaware acreage. Our target horizontal location count implies 660’ to 990’ between well spacing which is equivalent to five to eight wells per 640-acre section per prospective interval. The availability of local infrastructure, drilling support assets and other factors as management may deem relevant, such as easement restrictions and state and local regulations, are considered in determining such locations. The drilling locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors.

Production and Price History

The following table sets forth information regarding our production of oil, natural gas and NGLs, and certain price and cost information, for the periods indicated:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share unit data)
Average daily production volume (1):
Oil (Bbls/d)	13,170	7,778	2,874
Natural gas (Mcf/d)	28,326	19,849	12,822
Natural gas liquids (Boe/d)	4,110	3,123	—
Total (Boe/d)	22,003	14,207	5,011

Average realized prices:
Oil sales, without realized derivatives (per Bbls)	$44.89	$81.91	$93.28
Oil sales, with realized derivatives (per Bbls)	56.60	81.33	87.91
Natural gas, without realized derivatives (per Mcf)	2.57	4.23	4.95
Natural gas, with realized derivatives (per Mcf)	2.72	4.32	4.95
NGLs sales (per Bbls)	15.79	33.83	—
Average price per Boe, without realized derivatives	33.13	58.19	66.17
Average price per Boe, with realized derivatives	40.33	58.00	63.09
Expense per Boe:
Lease operating expenses	$7.83	$7.34	$9.06
Production and ad valorem taxes	2.22	3.65	3.87
Depreciation, depletion and amortization	22.20	18.18	15.39
General and administrative expenses	6.89	16.96	9.05
Exploration costs	1.73	0.39	—
Impairment	0.12	—	—
Acquisition costs	—	0.49	—
Accretion of asset retirement obligations	0.10	0.10	0.10
Rig termination costs	1.12	0.15	—
Other operating expenses	0.21	—	—
Total operating expenses	$42.42	$47.26	$37.47

(1)	For the year ended December 31, 2013, NGLs sales and production are included in the natural gas line item.

Proved Reserves

Evaluation and Review of Proved Reserves. Our historical proved reserve estimates as of December 31, 2015 and 2014 were prepared based on reports by NSAI. NSAI does not own an interest in any of our properties, nor is it employed by us on a contingent basis. Within NSAI, the technical person primarily responsible for preparing the estimates set forth in the NSAI letter dated January 19, 2016, filed as an exhibit to this Annual Report, was Mr. James Ball. Mr. Ball, Vice President at NSAI and a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 1998 and has over 18 years of prior industry experience.

We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets. Our internal technical team members meet with our independent reserve engineers periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Matthew Gallagher, our Vice President—Chief Operating Officer, is primarily responsible for overseeing the preparation of all of our reserve estimates. Mr. Gallagher is a petroleum engineer with approximately 11 years of reservoir and operations experience, and our engineering and geoscience staff have an average of approximately 13 years of industry experience per person.

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

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2015 and December 31, 2014 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

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

Summary of Oil, NGLs, and Natural Gas Reserves. The following table presents our estimated net proved oil, NGLs, and natural gas reserves as of the periods indicated:

	December 31,
	2015	2014
Proved developed reserves:
Oil (MBbls)	27,628	23,547
NGLs (MBbls)	10,890	11,491
Natural gas (MMcf)	77,612	65,484
Combined (MBoe)(1)	51,454	45,952
Proved undeveloped reserves:
Oil (MBbls)	46,249	24,070
NGLs (MBbls)	12,848	11,175
Natural gas (MMcf)	79,563	58,161
Combined (MBoe)(1)	72,358	44,939
Proved reserves:
Oil (MBbls)	73,877	47,617
NGLs (MBbls)	23,738	22,667
Natural gas (MMcf)	157,175	123,645
Combined (MBoe)(1)	123,811	90,891

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

Additional information regarding our proved reserves can be found in the notes to our consolidated and combined financial statements included elsewhere in this Annual Report and the proved reserve report as of December 31, 2015, which is included as an exhibit to this Annual Report.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2015, our proved undeveloped reserves were composed of 46,249 MBbls of oil, 79,563 MMcf of natural gas, and 12,848 MBbls of NGLs, for a total of 72,358 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUDs during the year ended December 31, 2015 (in MBoe):

Balance, December 31, 2014	44,939
Purchases of reserves	3,375
Extensions and discoveries	38,330
Revisions of previous estimates	(13,577)
Transfers to proved developed	(709)
Balance, December 31, 2015	72,358

Extensions and discoveries of 38,330 MBoe during the year ended December 31, 2015, resulted primarily from the drilling of new wells during the year and from new proved undeveloped locations added during the year.

Costs incurred relating to the development of locations that were classified as PUDs at December 31, 2014 were $40.2 million during the year ended December 31, 2015. Additionally, during 2015 we spent approximately $345.1 million drilling and completing other in-field wells which were not classified as PUDs as of December 31, 2014. Estimated future development costs relating to the development of PUDs at December 31, 2015 were projected to be approximately $105.1 million in the year ended December 31, 2016, $245.8 million in 2017, $268.4 million in 2018, $150.0 million in 2019, and $43.1 million in future periods. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years. All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking.

As of December 31, 2015, none of our total proved reserves were classified as proved developed non-producing.

Developed and Undeveloped Acreage

The following tables set forth information as of December 31, 2015 relating to our leasehold acreage. Developed acreage is acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the applicable leases. Undeveloped acreage is acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

As of December 31, 2015

	Developed Acreage (1)		Undeveloped Acreage (2)		Total Acreage
Area	Gross(3)	Net(4)	Gross(3)	Net(4)	Gross(3)	Net(4)
Midland Basin	76,585	53,670	37,237	30,771	113,822	84,441
Delaware Basin	1,972	1,778	26,940	24,748	28,912	26,526
Total	78,557	55,448	64,177	55,519	142,734	110,967

(1)	Developed acreage is acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease.
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

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. All of the leases governing our acreage have continuous development clauses that permit us to continue to hold the acreage under such leases after the expiration of the primary term if we initiate additional development within 60 to 180 days of the expiration date, without the requirement of a lease extension payment. Thereafter, the lease is held with additional development every 60 to 180 days until the entire lease is held by production. None of our vertical drilling locations associated with proved undeveloped reserves are scheduled for drilling outside of a lease term that is not accounted for with a continuous development schedule. The following table sets forth the gross and net undeveloped acreage, as of December 31, 2015, that will expire over the next five years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.  There are currently no expirations for the year ended December 31, 2020.

	2016		2017		2018		2019
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	22,764	18,346	5,624	4,931	7,404	6,570	1,446	923
Delaware Basin	1,760	693	—	—	16,329	16,089	8,852	7,966
Total	24,524	19,039	5,624	4,931	23,733	22,659	10,298	8,889

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

	Year ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Horizontal:
Development Wells:
Productive(1)	41	36	20	15	—	—
Dry holes	—	—	—	—	—	—

Exploratory Wells:
Productive(1)	1	1	—	—	—	—
Dry holes	—	—	—	—	—	—

Vertical:
Development Wells:
Productive(1)	15	14	168	137	170	100
Dry holes	—	—	—	—	1	1

Exploratory Wells:
Productive(1)	1	1	2	2	—	—
Dry holes	—	—	—	—	—	—

Total:
Productive(1)	58	52	190	154	170	100
Dry holes	—	—	—	—	1	1
	58	52	190	154	171	101

(1)

Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

As of December 31, 2015 we had five gross (five net) horizontal wells in the process of drilling, one gross (one net) horizontal well awaiting hydraulic fracturing procedures, and seven gross (6.6 net) horizontal wells in the process of being completed that are not reflected in the above table.

Title to Properties

As is customary in the oil and natural gas industry, when we acquire leasehold acreage, we conduct title due diligence on the subject properties but may not have title opinions covering the properties prior to entering into a purchase and sale agreement.  At such time as we determine to conduct drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects prior to commencement of drilling operations. To the extent title opinions or other investigations completed after the closing of an acquisition reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry.

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

Facilities

As of December 31, 2015, we leased corporate office space in Austin, Texas at 303 Colorado St., where our corporate headquarters is located. We also lease corporate office space and own field operation facilities in Midland, Texas. We believe that our facilities are adequate for our current operations.

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

Our Class A Common Stock began trading on the NYSE under the symbol “PE” on May 29, 2014. Prior to that, there was no public market for our Class A Common Stock. The following table sets forth high and low sales prices of our Class A Common Stock for the periods indicated:

	High	Low
2014
Quarter ended December 31	$21.03	$11.26
Quarter ended September 30	$23.95	$19.89
Quarter ended June 30 (a)	$25.16	$22.11
2015
Quarter ended December 31	$19.82	$15.29
Quarter ended September 30	$17.42	$13.72
Quarter ended June 30	$18.87	$15.92
Quarter ended March 31	$18.29	$13.50
(a)	Represents the period from May 29, 2014, the date on which our Class A Common Stock began trading on the NYSE, through June 30, 2014.

On February 26, 2016, the closing sales price of our Class A Common Stock as reported by the NYSE was $18.00 per share and we had approximately 30 holders of record of our Class A Common Stock. This number does not include owners for whom shares of our Class A Common Stock may be held in “street” name.

There is no public market for our Class B Common Stock. On February 26, 2016, we had approximately 11 holders of record of our Class B Common Stock.

Dividends

We have never declared or paid any cash dividends to holders of our Class A Common Stock or Class B Common Stock. We currently intend to retain all available funds, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, and investment opportunities. In addition, our debt agreements restrict our ability to pay cash dividends to holders of our Class A Common Stock or Class B Common Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our Class A Common Stock during the quarter ended December 31, 2015.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2015, except as set forth in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K filed during such fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables show selected historical financial data for the periods and as of the periods indicated. The following selected consolidated and combined financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share unit data)
REVENUES
Oil sales	$215,795	$232,554	$97,839	$30,443	$8,702
Natural gas sales	26,582	30,642	23,179	7,236	2,132
Natural gas liquids sales	23,680	38,561	—	—	—
Total revenues	266,057	301,757	121,018	37,679	10,834
OPERATING EXPENSES
Lease operating expenses	62,913	38,071	16,572	4,646	1,446
Production and ad valorem taxes	17,800	18,941	7,081	2,412	610
Depreciation, depletion and amortization	178,281	94,297	28,152	6,406	1,247
General and administrative expenses	55,294	87,949	16,553	3,658	1,369
Exploration costs	13,865	3,136	—	—	—
Impairment	950	—	—	—	—
Acquisition costs	—	2,527	—	—	—
Accretion of asset retirement obligations	826	512	181	66	32
Rig termination costs	8,970	765	—	—	—
Other operating expenses	1,696	—	—	—	—
Total operating expenses	340,595	246,198	68,539	17,188	4,704
OPERATING (LOSS) INCOME	(74,538)	55,559	52,479	20,491	6,130
OTHER INCOME (EXPENSE)
Interest expense, net	(45,581)	(39,624)	(13,733)	(6,295)	(461)
(Loss) gain on sale of property	(34,374)	(2,097)	36	7,819	6,638
Prepayment premium on extinguishment of debt	—	(5,107)	—	(6,597)	—
Derivative income (loss)	60,818	83,858	(9,800)	(2,190)	(255)
Other income (expense)	(3,111)	601	434	225	(116)
Total other income (expense), net	(22,248)	37,631	(23,063)	(7,038)	5,806
(LOSS) INCOME BEFORE INCOME TAXES	(96,786)	93,190	29,416	13,453	11,936
INCOME TAX BENEFIT (EXPENSE) (2)	23,755	(36,468)	(1,906)	(554)	(116)
NET (LOSS) INCOME	(73,031)	56,722	27,510	12,899	11,820
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	22,547	(33,293)	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO PARSLEY ENERGY INC. STOCKHOLDERS	$(50,484)	$23,429	$27,510	$12,899	$11,820
Net (loss) income per common share: (1)
Basic	$(0.45)	$0.65
Diluted	$(0.45)	$0.65
Weighted average common shares outstanding: (1)
Basic	111,271	93,168
Diluted	111,271	93,271

(1)

Please see the section entitled Revision of 2014 Financial Statements in Note 2—Summary of Significant Accounting Policies and Note 8—Equity in our consolidated and combined financial statements, included herein, for additional discussion.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share unit data)
Total Production Volumes
Oil (MBbls)	4,807	2,839	1,049	356	94
Natural gas (MMcf)	10,339	7,245	4,680	1,493	304
Natural gas liquids (MBoe)	1,500	1,140	—	—	—
Combined (MBoe)	8,031	5,186	1,829	604	145
Average daily production volume:
Oil (Bbls/d)	13,170	7,778	2,874	972	258
Natural gas (Mcf/d)	28,326	19,849	12,822	4,079	832
Natural gas liquids (Boe/d)	4,110	3,123	—	—	—
Total (Boe/d)	22,003	14,207	5,011	1,652	397

Average realized prices:
Oil sales, without realized derivatives (per Bbls)	$44.89	$81.91	$93.28	$85.60	$92.43
Oil sales, with realized derivatives (per Bbls)	56.60	81.33	87.91	83.08	92.17
Natural gas, without realized derivatives (per Mcf)	2.57	4.23	4.95	4.85	7.02
Natural gas, with realized derivatives (per Mcf)	2.72	4.32	4.95	4.85	7.02
NGLs sales (per Boe)	15.79	33.83	—	—	—
Average price per Boe, without realized derivatives	33.13	58.19	66.17	62.33	74.84
Average price per Boe, with realized derivatives	40.33	58.00	63.09	60.85	74.67
Expense per Boe:
Lease operating expenses	$7.83	$7.34	$9.06	$7.69	$9.99
Production and ad valorem taxes	2.22	3.65	3.87	3.99	4.21
Depreciation, depletion and amortization	22.20	18.18	15.39	10.60	8.61
General and administrative expenses	6.89	16.96	9.05	6.00	9.37
Exploration costs	1.73	0.39	—	—	—
Impairment	0.12	—	—	—	—
Acquisition costs	—	0.49	—	—	—
Accretion of asset retirement obligations	0.10	0.10	0.10	0.11	0.22
Rig termination costs	1.12	0.15	—	—	—
Other operating expenses	0.21	—	—	—	—
Total operating expenses per Boe	$42.42	$47.26	$37.47	$28.39	$32.40
Consolidated and Combined Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$172,290	$184,983	$53,235	$5,025	$16,031
Investing activities	(427,165)	(1,247,677)	(425,611)	(89,539)	(15,654)
Financing activities	547,409	1,093,851	378,096	74,245	19,729
Proved reserves:
Oil (MBbls)	73,877	47,617	29,507	12,987	8,519
Natural gas (MMcf)	23,738	22,667	77,818	30,214	20,689
NGLs (MBbls)	157,175	123,645	12,357	4,732	3,127
Combined (MBoe)	123,811	90,891	54,834	22,755	15,094
Consolidated and Combined Balance Sheet Data:
Cash and cash equivalents	$343,084	$50,550	$19,393	$13,673	$23,942
Total assets	2,514,192	2,051,079	742,556	181,239	64,478
Long-term debt	555,924	676,845	429,970	119,663	26,118
Total equity	1,586,641	992,489	108,032	6,017	9,053
Other Financial Data:
Adjusted EBITDAX (1)	195,386	207,077	76,828	26,281	7,265

(1)

Adjusted EBITDAX is a non-GAAP financial measure. For a definition of Adjusted EBITDAX and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income as determined by GAAP. Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated and combined financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net (loss) income before depreciation, depletion, and amortization (“DD&A”), exploration costs, impairment, acquisition costs, loss (gain) on sales of oil and natural gas properties, asset retirement obligation accretion expense, stock based compensation, net interest expense, income tax (benefit) expense, rig termination, prepayment premium on extinguishment of debt, inventory write down, (income) loss on derivative instruments, net settlements on derivative instruments, and premium realization on options that settled during the period.

Management believes Adjusted EBITDAX is useful because it allows it to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measure of other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following table presents a reconciliation of Adjusted EBITDAX to the GAAP financial measure of net income for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Adjusted EBITDAX reconciliation to net income:
Net (loss) income attributable to Parsley Energy, Inc. stockholders'	$(50,484)	$23,429	$27,510	$12,899	$11,820
Net (loss) income attributable to noncontrolling interests	(22,547)	33,293	—	—	—
Depreciation, depletion and amortization	178,281	94,297	28,152	6,406	1,247
Exploration costs	13,865	3,136	—	—	—
Impairment	950	—	—	—	—
Acquisition costs	—	2,527	—	—	—
Loss (gain) on sales of oil and natural gas properties	34,374	2,097	(36)	(7,819)	(6,638)
Asset retirement obligation accretion expense	826	512	181	66	32
Non-cash stock based compensation	8,133	53,297	1,233	—	—
Interest expense, net	45,581	39,624	13,733	6,295	461
Income tax (benefit) expense	(23,755)	36,468	1,906	554	116
Rig termination	8,970	765	—	—	—
Prepayment premium on extinguishment of debt	—	5,107	—	6,597	—
Inventory write down	4,147	—	—	—	—
Derivative (income) loss	(60,818)	(83,858)	9,800	2,190	255
Net settlements on derivative instruments	46,457	3,311	(198)	179	78
Premium realization on options that settled during the period	11,406	(6,928)	(5,434)	(1,076)	(103)
Adjusted EBITDAX	$195,386	$207,077	$76,847	$26,291	$7,268

PV-10

The following table provides a reconciliation of PV-10 to the GAAP financial measure of Standardized Measure as of December 31, 2015:

As of December 31, 2015
(in millions)
PV-10 of proved reserves	$697.3
Present value of future income tax discounted at 10%	(99.5)
Standardized Measure	$597.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated and combined financial statements and related notes appearing in “Item 8. Financial Statements and Supplementary Data.” The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Our Predecessor and Parsley Energy, Inc.

Parsley Energy, Inc. was formed in December 2013. For purposes of this discussion, our accounting predecessors are Parsley Energy, LLC (“Parsley LLC”) and its predecessors, Parsley Energy Operations, LLC (“Operations”) and Parsley Energy, L.P. (“Parsley LP”).  Both Operations and Parsley LP began operations in 2008 in conjunction with the acquisition of operator rights to wells producing from the Spraberry Trend in the Midland Basin.  Parsley LLC was formed in June 2013 to engage in the acquisition, development and exploitation of unconventional oil and natural gas reserves located in the Permian Basin. Concurrent with the formation of Parsley LLC, all of the interest holders in Parsley LP, Parsley Energy Management, LLC, and Operations exchanged their interests in each such entity for interests in Parsley LLC (the “Exchange”). The Exchange was treated as a reorganization of entities under common control.

We are a holding company whose sole material asset consists of PE Units. We are the managing member of Parsley LLC and are responsible for all operational, management and administrative decisions of Parsley LLC, and we consolidate the financial results of Parsley LLC and its subsidiaries.

Basis of Presentation

We consider and report all of our operations as one segment.

Overview

We are an independent oil and natural gas company focused on the acquisition, development and exploitation of unconventional oil and natural gas reserves in the Permian Basin. Our properties are located in the Midland and Delaware Basins and our activities have historically been focused on the vertical development of the Spraberry, Wolfberry and Wolftoka Trends of the Midland Basin. Our vertical wells in the area are drilled into stacked pay zones that include the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline), Strawn, Atoka and Mississippian formations. We now focus predominately on horizontal development drilling and expect to target various stacked pay intervals in the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline) and Atoka shales.

Our Properties

At December 31, 2015, our acreage position was 142,734 gross (110,967 net) acres. The majority of our acreage is located in the Midland Basin, and the majority of our identified horizontal drilling locations are located in our horizontal focus area, which is comprised of specific portions of Upton, Reagan, Midland, and Glasscock Counties in Texas.  As of December 31, 2015, we operated 651 vertical wells across our acreage in the Midland Basin.  Since commencing our horizontal drilling program in 2013 through December 31, 2015, we have drilled and completed 60 gross (51.0 net) horizontal wells in the Midland Basin, of which 41 gross (36.0 net) were completed during 2015.  We have also drilled and completed one gross (0.9 net) horizontal wells in the Delaware Basin.  As of December 31, 2015, we operated 68 gross (57.6 net) horizontal wells. Additionally, we commenced our vertical appraisal drilling program in the Delaware Basin during the first quarter of 2014.  As of December 31, 2015, we had drilled and completed three vertical appraisal wells and one horizontal appraisal well in the Delaware Basin. As of December 31, 2015, we have identified 2,677 potential horizontal drilling locations and 147 80- and 40-acre potential vertical drilling locations on our existing acreage, which does not include any locations in our Southern Delaware Basin acreage. As of December 31, 2015, we had interests in 667 gross (431 net) producing wells across our properties and operated 99.5% of the wells in which we had an interest.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

●	production volumes;
●	realized prices on the sale of oil, natural gas and NGLs, including the effect of our commodity derivative contracts;
●	lease operating expenses;
●	capital expenditures; and
●	Adjusted EBITDAX.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil, natural gas, and NGLs revenues do not include the effects of derivatives. For the years ended December 31, 2015, 2014 and 2013, our revenues were derived 81%, 77% and 81%, respectively, from oil sales; 10%, 10% and 19%, respectively, from natural gas sales; and 9% and 13% , respectively for 2015 and 2014, from NGLs sales. For the year ended December 31, 2013, NGLs sales were included in the natural gas line item. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Production Volumes

The following table presents historical production volumes for our properties for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Oil (MBbls)	4,807	2,839	1,049
Natural gas (MMcf)	10,339	7,245	4,680
Natural gas liquids (MBoe) (1)	1,500	1,140	—
Total (MBoe)	8,031	5,186	1,829
Average net production (Boe/d)	22,003	14,207	5,011
(1)	For the year ended December 31, 2013, NGLs production was not separately reported.

Production Volumes Directly Impact Our Results of Operations

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

The following table provides the high and low prices for NYMEX WTI and NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated. The differential varies, but our oil, natural gas, and NGLs normally sell at a discount to the NYMEX WTI and NYMEX Henry Hub price.

	Year Ended December 31,
	2015	2014	2013
Oil
NYMEX WTI High	$61.43	$107.26	$110.53
NYMEX WTI Low	$34.73	$53.27	$86.68
Differential to Average NYMEX WTI	$(3.19)	$1.65	$(5.33)

Natural Gas
NYMEX Henry Hub High	$3.23	$6.15	$4.46
NYMEX Henry Hub Low	$1.76	$2.89	$3.11
Differential to Average NYMEX Henry Hub	$0.07	$(0.29)	$1.16

NGLs
NYMEX WTI High	$61.43	$107.26	$110.53
NYMEX WTI Low	$34.73	$53.27	$86.68
Differential to Average NYMEX WTI	$(32.29)	$(46.44)	$(98.61)

Historically, oil, natural gas, and NGLs prices have been extremely volatile as illustrated above; we expect the volatility to continue given current economic conditions.  To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in commodity prices, from time to time we enter into derivative arrangements for our oil production. By removing a significant portion of price volatility associated with our oil production, we believe we will mitigate, but not eliminate, the potential negative effects of reductions in oil prices on our cash flow from operations for those periods. However, in a portion of our current positions, our hedging activity may also reduce our ability to benefit from increases in oil prices. We will sustain losses to the extent our derivatives contract prices are lower than market prices and, conversely, we will sustain gains to the extent our derivatives contract prices are higher than market prices. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our oil or natural gas production.

Our positions hedging production as of December 31, 2015 were as follows:

Description and Production Period	VOLUME (Bbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	DIFFERENTIAL PRICE
Crude Oil Put Spreads:
Jan 2016 - Feb 2016	70,000	$35.00	$60.00
Jan 2016 - Feb 2016	240,000	$30.00	$45.00
Jan 2016 - Feb 2016	240,000	$30.00	$50.00
Jan 2016 - Feb 2016	240,000	$55.00	$40.00
Jan 2016 - Mar 2016	585,000	$30.00	$45.00
Jan 2016 - Jun 2016	300,000	$35.00	$60.00
Jan 2016 - Dec 2016	1,500,000	$35.00	$50.00
Mar 2016 - Jun 2016	700,000	$30.00	$40.00
Apr 2016 - Jun 2016	585,000	$30.00	$40.00
Jun 2016 - Dec 2016	525,000	$35.00	$50.00
Jul 2016 - Sept 2016	75,000	$40.00	$55.00
Jul 2016 - Dec 2016	2,460,000	$40.00	$55.00
Aug 2016 - Dec 2016	250,000	$35.00	$50.00
Oct 2016 - Dec 2016	180,000	$40.00	$55.00
Jan 2017 - Jun 2017	900,000	$40.00	$55.00
Jan 2017 - Jun 2017	1,434,000	$37.50	$52.50

Crude Oil Basis Swaps:
Jul 2016 - Dec 2016	210,000			$(1.40)
Jul 2016 - Dec 2016	180,000			$(1.35)
Jan 2017 - Dec 2017	600,000			$(1.70)
Jan 2017 - Dec 2017	360,000			$(1.60)
Jul 2017 - Dec 2017	180,000			$(1.65)
Jul 2016 - Dec 2016	368,000			$(0.35)
Jul 2016 - Dec 2016	390,000			$(1.40)
Jan 2017 - Dec 2017	960,000			$(1.65)
Jan 2017 - Dec 2017	1,095,000			$(0.40)
Jul 2016 - Dec 2016	368,000			$(0.30)
Jan 2017 - Dec 2017	1,095,000			$(0.45)

We will recognize the following income (expense) in the line item Derivative income (loss) on our consolidated and combined statements of operations from net cash premiums (paid) received on options that settled during the following periods:

Q1 2016	$7,828
Q2 2016	$7,768
Q3 2016	$(2,754)
Q4 2016	$(2,982)
Q1 2017	$(505)
Q2 2017	$(505)
Q3 2017	$(1,238)
Q4 2017	$(1,238)

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

Depletion, Depreciation and Amortization. DD&A is the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas. We use the successful efforts method of accounting for oil and natural gas activities and, as such, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts, which are then allocated to each unit of production using the unit of production method. Please read “—Critical Accounting Policies and Estimates—Successful Efforts Method of Accounting for Oil and Natural Gas Activities” for further discussion.

Exploration Costs.  Exploration costs, other than exploration drilling costs, are charged to expense as incurred.  These costs include seismic expenditures and other geological and geophysical costs, exploratory dry holes, amortization and impairment of unproved leasehold costs, and lease rentals.  The costs of exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a 12-month period after drilling is complete.

General and Administrative Expenses. These are costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations including numerous software applications, audit and other fees for professional services and legal compliance. Also included in general and administrative expenses is compensation expense incurred as a result of our corporate reorganization and IPO and stock based compensation. See “—Factors Affecting the Comparability of Our Financial Condition and Results of Operations.”

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

Interest Expense. We finance a portion of our working capital requirements and capital expenditures with borrowings under our Revolving Credit Agreement and previously our second lien credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to the lenders under our Revolving Credit Agreement and second lien credit facility in interest expense.

Adjusted EBITDAX

Adjusted EBITDAX is not a measure of net income as determined by GAAP. Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated and combined financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net (loss) income before DD&A, exploration costs, impairment, acquisition costs, loss (gain) on sales of oil and natural gas properties, asset retirement obligation accretion expense, stock based compensation, net interest expense, income tax (benefit) expense, rig termination, prepayment premium on extinguishment of debt, inventory write down, (income) loss on derivative instruments, net settlements on derivative instruments, and premium realization on options that settled during the period.

Management believes Adjusted EBITDAX is useful because it allows it to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measure of other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements. For further discussion and a reconciliation of Adjusted EBITDAX to the GAAP financial measure of net income, please read “Item 6. Selected Financial Data—Non-GAAP Financial Measures.”

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Recent Transactions

The historical results of operations through May 29, 2014 are based on the financial statements of our accounting predecessor, which reflects the combined results of Parsley LLC, prior to the IPO and the concurrent corporate reorganization (“Corporate Reorganization”), which increased the scope of our operations.

On February 5, 2015, we entered into an agreement to sell 14,885,797 shares of our Class A Common Stock in the Private Placement at a price of $15.50 per share to selected institutional investors.  The Private Placement closed on February 11, 2015, and resulted in gross proceeds of approximately $230.7 million to us and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $224.0 million.  The net proceeds were used to repay a portion of outstanding borrowings under our Revolving Credit Agreement and for general corporate purposes.

On September 18, 2015, we entered into an agreement to sell 14,950,000 shares of our Class A Common Stock at a price of $15.00 per share in an underwritten public offering. The September Offering resulted in gross proceeds of approximately $224.3 million to us and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $217.0 million. A portion of the net proceeds was used to repay borrowings outstanding under our Revolving Credit Agreement, and the remainder of the net proceeds were used to fund a portion of our capital program, including acquisitions.

On December 9, 2015, the Company and NGP entered into an agreement to sell 14,202,500 shares of Class A Common Stock, including 12,911,364 shares of Class A Common Stock issued and sold by the Company and 1,291,136 shares of Class A Common Stock sold by NGP, at a price of $18.00 per share in an underwritten public offering (the “December Offering”). On December 10, 2015, the Underwriters exercised in full their option to purchase additional shares. The December Offering resulted in gross proceeds of approximately $228.7 million to the Company and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $228.4 million.  A portion of the net proceeds from the offering was used to fund the acquisition described below, and the remaining net proceeds were used to fund a portion of our capital program and for general corporate purposes. We did not receive any of the proceeds from the sale of shares by NGP.

During January 2016, we used a portion of the proceeds from the December Offering to acquire certain undeveloped acreage and producing oil and gas properties located adjacent to our existing operating areas in Upton, Reagan, and Glasscock Counties for an aggregate purchase price of $148.5 million, of which a deposit of $10.0 million was paid in December 2015.  The acquisition added 260 gross (227 net) horizontal drilling locations across 6,040 gross (5,274 net) surface acres and production from three producing horizontal wells.  The acquisition also included one drilled horizontal well that was completed by the seller prior to the transaction closing.

Incentive Unit Compensation

For the years ended December 31, 2014 and 2013, within general and administrative expenses, are amounts attributable to incentive units that, pursuant to the terms of the Parsley LLC limited liability company agreement at that date, were only entitled to a payout after a specified level of cumulative cash distributions had been received by NGP, through NGP and other preferred investors, including all of our executive officers. At December 31, 2014 and 2013, the incentive units were being accounted for as liability-classified awards pursuant to ASC Topic 718, “Compensation—Stock Compensation”, as achievement of the payout conditions required settlement of such awards by transferring cash to the incentive unit holder. There were no such costs incurred during the year ended December 31, 2015.

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

Stock Based Compensation

Stock based compensation includes amortization expense related to grants from our 2014 Long Term Incentive Plan.  Refer to Note 9—Stock Based Compensation to our consolidated and combined financial statements included elsewhere in this Annual Report for additional discussion.

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

Impairment of Oil and Gas Properties

Proved oil and gas properties are reviewed for impairment quarterly or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. We estimate the expected future cash flows of our oil and gas properties and compare the undiscounted cash flows to the carrying amount of the oil and gas properties, on a field-by-field basis, to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will write down the carrying amount of the oil and gas properties to estimated fair value.

As a result of lower commodity prices and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. During the period ended December 31, 2015 we recognized an impairment of our proved oil and gas properties of $1.0 million and did not recognize an impairment during the period ended December 31, 2014. At December 31, 2015, in our significant fields that comprise 99% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and gas properties by an average of 119% and individually a minimum of 6%. At December 31, 2014, in our significant fields that comprise 99% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and gas properties by an average of 66% and individually a minimum of 59%.

The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, based on 5-year WTI futures price index for oil and NGLs and 5-year Henry Hub futures price index for natural gas, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs remained relatively consistent in the undiscounted future cash flow estimate from December 31, 2015 to December 31, 2014 except commodity price estimates. Future commodity pricing for oil and NGLs is based on five-year WTI futures prices, which decreased 25% from December 31, 2014 to December 31, 2015, and on five-year Henry Hub futures prices, which decreased 21% from December 31, 2014 to December 31, 2015. In terms of the reduction in value of undiscounted cash flows from December 31, 2014 to December 31, 2015, the effect of the decrease in pricing has been mitigated to a certain extent by the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties.

As part of our year-end reserves estimation process for future periods, we expect changes in the key assumptions used, which could be significant, including updates to future pricing estimates and differentials, future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions, which we expect to decrease further as a result of sustained lower commodity prices. There is a significant degree of uncertainty with the assumptions used to estimate future undiscounted cash flows due to, but not limited to the risk factors referred to in Item 1A. Risk Factors included elsewhere in this Annual Report.

Any decrease in pricing, negative change in price differentials, increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. A decrease of 10% in estimated future pricing of oil and natural gas commodities as of December 31, 2015 would have resulted in an estimated additional impairment of proved oil and gas properties of $46.9 million.

Corporate Reorganization

The historical consolidated and combined financial statements included in this Annual Report are based on the financial statements of our accounting predecessors, Parsley LLC and its predecessors, prior to the reorganization that occurred in connection with our IPO as described in Note 1—Organization and Nature of Operations – Corporate Reorganization of our consolidated and combined financial statements included elsewhere in this Annual Report. As a result, the historical consolidated and combined financial data may not give you an accurate indication of what our actual results would have been if the transactions described in Note 1—Organization and Nature of Operations – Corporate Reorganization of our consolidated and combined financial statements included elsewhere in this Annual Report had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In addition, we have entered into the TRA with the TRA Holders in connection with our IPO. This agreement generally provides for the payment by us to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) any tax basis increases resulting from the contribution in connection with our IPO by such TRA Holder of all or a portion of its PE Units to the Company in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock pursuant to the Exchange Right (or resulting from an exchange of PE Units for cash at our or Parsley LLC’s election) and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining 15% of these cash savings.

Income Taxes

Our accounting predecessors are limited liability companies or limited partnerships and therefore not subject to U.S. federal income taxes. Accordingly, no provision for U.S. federal income tax has been provided for in our historical results of operations. We are taxed as a corporation under the Internal Revenue Code of 1986, as amended, and subject to U.S. federal income tax at a statutory rate of 35% of pretax earnings, and, as such, the amount of our future U.S. federal income tax will be dependent upon our future taxable income.

Our operations located in Texas are subject to an entity-level tax, the Texas margin tax, at a statutory rate of up to 1.0% of revenues less operating expenses attributable to operations in Texas.

Drilling Activity.

We began drilling operations in November 2009. As of December 31, 2015, we operated four horizontal drilling rigs and two vertical drilling rig on our properties.  For the year ended December 31, 2015, our capital expenditures for drilling and completions were $400.9 million, as compared to $491.3 million for all of fiscal year 2014.

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

Results of Operations

Year ended December 31, 2015 Compared to Year ended December 31, 2014

Oil and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$215,795	$232,554	$(16,759)	(7)%
Natural gas sales	26,582	30,642	(4,060)	(13)%
Natural gas liquids sales	23,680	38,561	(14,881)	(39)%
Total revenues	$266,057	$301,757	$(35,700)	(12)%

Average realized prices(1):
Oil sales, without realized derivatives (per Bbls)	$44.89	$81.91	$(37.02)	(45)%
Oil sales, with realized derivatives (per Bbls)	56.60	81.33	(24.73)	(30)%
Natural gas, without realized derivatives (per Mcf)	2.57	4.23	(1.66)	(39)%
Natural gas, with realized derivatives (per Mcf)	2.72	4.32	(1.60)	(37)%
NGLs sales (per Boe)	15.79	33.83	(18.04)	(53)%
Average price per Boe, without realized derivatives	33.13	58.19	(25.06)	(43)%
Average price per Boe, with realized derivatives	40.33	58.00	(17.66)	(30)%

Production:
Oil (MBbls)	4,807	2,839	1,968	69%
Natural gas (MMcf)	10,339	7,245	3,094	43%
Natural gas liquids (MBoe)	1,500	1,140	360	32%
Total (MBoe)(2)	8,031	5,186	2,845	55%

Average daily production volume:
Oil (Bbls)	13,170	7,778	5,392	69%
Natural gas (Mcf)	28,326	19,849	8,477	43%
Natural gas liquids (Boe)	4,110	3,123	987	32%
Total (Boe/d)	22,003	14,207	7,796	55%

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

	Year Ended December 31,
	2015	2014
Average realized oil price ($/Bbl)	$44.89	$81.91
Average NYMEX ($/Bbl)	$48.08	$80.27
Differential to NYMEX	$(3.19)	$1.65
Average realized oil price to NYMEX percentage	93%	102%
Average realized natural gas price ($/Mcf)	$2.57	$4.23
Average NYMEX ($/Mcf)	$2.50	$4.52
Differential to NYMEX	$0.07	$(0.29)
Average realized natural gas to NYMEX percentage	103%	94%
Average realized NGLs price ($/Boe)	$15.79	$33.83
Average NYMEX ($/Boe)	$48.08	$80.27
Differential to NYMEX	$(32.29)	$(46.44)
Average realized NGLs price to NYMEX oil percentage	33%	42%

Oil revenues decreased 7% to $215.8 million during the year ended December 31, 2015 from $232.6 million during the year ended December 31, 2014. The decrease is attributable to a $37.02 per barrel decrease in average oil prices offset by an increase in oil production volumes of 1,968 MBbls. Of the overall changes in oil revenues, the decrease in oil prices accounted for a negative change of  $178.0 million, offset by the increase in oil production volumes, which accounted for a positive change of $161.2 million.

Natural gas revenues decreased 13% to $26.6 million during the year ended December 31, 2015 from $30.6 million during the year ended December 31, 2014. The decrease is attributable to a $1.66 per Mcf decrease in average natural gas prices, offset by an increase in volumes sold of 3,094 Mcf. Of the overall changes in natural gas revenues, the decrease in price accounted for a negative change of $17.2 million, offset by increases in natural gas production volumes, which accounted for a positive change of $13.1 million.

NGLs revenues decreased by 39% to $23.7 million during the year ended December 31, 2015 from $38.6 million during the year ended December 31, 2014.  The decrease is attributable to an $18.04 per Boe decrease in average NGLs price in addition to a 360 Boe increase in NGLs production.  Of the overall changes in NGLs revenues, the decrease in NGLs average price accounted for a negative change of $27.1 million and the increase in production volumes accounted for a positive change of $12.2 million.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Year ended December 31,
	2015	2014	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$62,913	$38,071	$24,842	65%
Production and ad valorem taxes	17,800	18,941	(1,141)	(6)%
Depreciation, depletion and amortization	178,281	94,297	83,984	89%
General and administrative expenses (1)	55,294	87,949	(32,655)	(37)%
Exploration costs	13,865	3,136	10,729	*
Impairment	950	—	950	100%
Acquisition costs	—	2,527	(2,527)	(100)%
Accretion of asset retirement obligations	826	512	314	61%
Rig termination costs	8,970	765	8,205	*
Other operating expenses	1,696	—	1,696	100%
Total operating expenses	$340,595	$246,198	$94,397	38%

Expense per Boe:
Lease operating expenses	$7.83	$7.34	$0.49	7%
Production and ad valorem taxes	2.22	3.65	(1.43)	(39)%
Depreciation, depletion and amortization	22.20	18.18	4.02	22%
General and administrative expenses	6.89	16.96	(10.07)	(59)%
Exploration costs	1.73	0.39	1.34	*
Impairment	0.12	—	0.12	100%
Acquisition costs	—	0.49	(0.49)	(100)%
Accretion of asset retirement obligations	0.10	0.10	—	—%
Rig termination costs	1.12	0.15	0.97	*
Other operating expenses	0.21	—	0.21	100%
Total operating expenses per Boe	$42.42	$47.26	$(4.84)	(10)%

(1)	General and administrative expenses include stock based compensation expense of $8.1 million and $53.3 million for the years ended December 31, 2015 and 2014, respectively.
*	The percentage change is not considered meaningful.

Lease Operating Expenses. Lease operating expenses increased 65% to $62.9 million during the year ended December 31, 2015 from $38.1 million during the year ended December 31, 2014. The increase is primarily due to the higher operated well count during the year ended December 31, 2015 as compared to the prior year period. On a per Boe basis, lease operating expenses increased $0.49 per Boe, or 7%, to $7.83 per Boe for the year ended December 31, 2015 from $7.34 per Boe for the year ended December 31, 2014. This increase was attributable an increase in costs for workovers offset by a decrease in disposal costs.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased 6% to $17.8 million during the year ended December 31, 2015 from $18.9 million during the year ended December 31, 2014. On a per Boe basis, production and ad valorem taxes decreased $1.43 per Boe, or 39%, to $2.22 per Boe for the year ended December 31, 2015 from $3.65 per Boe for the year ended December 31, 2014. The decreases are directly related to the decrease in oil, natural gas, and NGLs revenues for the same period.

Depreciation, Depletion and Amortization. DD&A expense increased by 89% to $178.3 million for the year ended December 31, 2015 from $94.3 million for the year ended December 31, 2014.  On a per Boe basis, DD&A increased $4.02 per Boe, or 22% to $22.20 for the year ended December 31, 2015 from $18.18 per Boe during the year ended December 31, 2014.  The increases are due to an increase in proved capitalized costs primarily related to development costs incurred during the year ended December 31, 2015 and multiple oil and gas acquisitions.

General and Administrative Expenses. General and administrative expenses decreased 37% to $55.3 million during the year ended December 31, 2015 from $87.9 million during the year ended December 31, 2014 primarily due to the $51.1 million expense recognized in conjunction with our Corporate Reorganization and IPO during the year ended December 31, 2014, which is offset by increased professional fees and consultant costs incurred related to our status as a public company as well as increased rent expense for our new corporate headquarters.  On a per Boe basis, general and administrative expenses decreased $10.07 per Boe, or 59%, to $6.89 per Boe for the year ended December 31, 2015 from $16.96 per Boe for the year ended December 31, 2014.

Exploration Costs. The following table provides a breakdown of exploration costs incurred during the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(in thousands)
Geological and geophysical costs	$5,459	$2,394
Leasehold abandonments	8,227	430
Unproved leasehold amortization	179	312
Total exploration costs	$13,865	$3,136

Our geological and geophysical expenses primarily consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to increased geoscientific analysis of our Delaware Basin assets.  During the year ended December 31, 2015, we acquired additional geological and geophysical data related to our Delaware Basin acreage.

During the year ended December 31, 2015, we recognized leasehold abandonment expenses of approximately $8.2 million, of which $6.4 million primarily relates to expired acreage and expiring acreage determined to be outside of our economically productive reserves.  We also recognized a $1.8 million expense, which includes costs incurred to prepare a certain location for drilling that, based on our historical results and our estimates of reduced future commodity prices, we have no future intent to drill based on low rates of return.

Impairment. We regularly review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting.  Due primarily to a decrease in our estimated future cash flows related to management’s outlook of future commodity prices and costs, we recognized a charge against earnings of $1.0 million during the year ended December 31, 2015, which was primarily attributable to properties in Upton County in our Midland Basin core area.

Acquisition Costs. Acquisition costs during the year ended December 31, 2014 are attributable to a one time advisory and valuation fee related to the Cimarex Acquisition, as described in Note 5—Acquisitions of Oil and Gas Properties of our consolidated and combined financial statements included elsewhere in this Annual Report.

Rig Termination. Rig termination costs increased $8.2 million to $9.0 million during the year ended December 31, 2015 from $0.8 million during the year ended December 31, 2014.  The increase is related to additional termination costs incurred during the year ended December 31, 2015 including approximately $4.4 million related to the termination of drilling rig contracts entered into in 2014 and approximately $4.6 million for stacking fees associated with certain drilling rig contracts.

Other Operating Expenses.  During the year ended December 31, 2015, other operating expenses were approximately $1.7 million, which are related to operating expenses incurred during the normal course of business of our majority-owned subsidiary, Pacesetter Drilling, LLC.  There were no such expenses incurred during the year ended December 31, 2014.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Year ended December 31,
	2015	2014	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(45,581)	$(39,624)	$(5,957)	(15)%
Loss on sale of property	(34,374)	(2,097)	(32,277)	*
Prepayment premium on extinguishment of debt	—	(5,107)	5,107	100%
Derivative income (loss)	60,818	83,858	(23,040)	(27)%
Other income (expense)	(3,111)	601	(3,712)	*
Total other income (expense), net	$(22,248)	$37,631	$(59,879)	(159)%

*	The percentage change is not considered meaningful.

Interest Expense. Interest expense increased 15% to $45.6 million in the year ended December 31, 2015 from $39.6 million during the year ended December 31, 2014 primarily due to higher weighted-average outstanding borrowings under our credit facilities and interest under our Senior Notes due 2022 (the “Notes”).

Loss on sale of property. Loss on sale of property increased $32.3 million in the year ended December 31, 2015 to $34.4 million from $2.1 million during the year ended December 31, 2014.  This increase is attributable to the following divestiture activity:

In December 2015, the Company sold its interest in 91 operated wells and 11,664 gross (7,155 net) acres for net proceeds of $39.4 million and realized a $36.7 million dollar loss, net of estimated purchase price adjustments.

In July 2015, the Company sold 9,164 net acres for total proceeds of $9.3 million and recognized a gain on the sale of $3.2 million.

In July 2015, Pacesetter, our majority-owned subsidiary sold certain noncurrent assets for net proceeds of $1.2 million and realized a $2.0 million loss on the sale.

In August 2014, the Company sold its interest in one operated well and 38 net acres for total proceeds of $0.2 million and realized a $2.1 million loss on the sale.

Prepayment Premium on Extinguishment of Debt. During the first quarter of 2014, we incurred a $5.1 million charge related to a prepayment penalty on our then outstanding second lien term loan. No similar expenses were incurred during the year ended December 31, 2015.

Derivative Income (Loss). Income from derivative instruments decreased $23.0 million during the year ended December 31, 2015 to $60.8 million during the year ended December 31, 2015 from $83.9 million during the year ended December 31, 2014, primarily as a result of the impact of additional trades entered into during the year.  We elected to lower certain strike prices for both long and short put positions during the year ended December 31, 2015.  By lowering the strike prices for the put spreads, we collected approximately $87.7 million of cash for 15,539 notional MBbls.

Other Income (Expense). Other expense decreased $3.7 million to an expense of $3.1 million during the year ended December 31, 2015 from income of $0.6 million during the year ended December 31, 2014 due to a $4.1 million reduction in inventory related to multiple inventory trades and a fair market value adjustment.  In addition, our income from our equity investment in Spraberry Production Services LLC decreased by approximately $0.6 million, which is offset by a $1.1 million increase attributable to license fee income.

Income Tax Expense

For the year ended December 31, 2015, our operations were taxed at a combined U.S. federal and state effective tax rate of 24.5%. As a pass-through entity, our predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. During the year ended December 31, 2015, we recognized an income tax benefit of $23.8 million, an increase of $60.3 million, or 165%, as compared to the income tax expense of $36.5 million we recognized during the year ended December 31, 2014. This increase was attributable to the corresponding decrease in net income during the applicable periods, as discussed above.  During the year ended December 31, 2015, we were subject to the federal income tax rate for the entire period as compared to only the seven-month period subsequent to our IPO for the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Oil and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$232,554	$97,839	$134,715	138%
Natural gas sales	30,642	23,179	7,463	32%
Natural gas liquids sales	38,561	—	38,561	100%
Total revenues	$301,757	$121,018	$180,739	149%

Average realized prices(1):
Oil sales, without realized derivatives (per Bbls)	$81.91	$93.28	$(11.37)	(12)%
Oil sales, with realized derivatives (per Bbls)	81.33	87.91	(6.58)	(7)%
Natural gas, without realized derivatives (per Mcf)	4.23	4.95	(0.72)	(15)%
Natural gas, with realized derivatives (per Mcf)	4.32	4.95	(0.64)	(13)%
NGLs sales (per Bbls)	33.83	—	33.82	100%
Average price per Boe, without realized derivatives	58.19	66.17	(7.97)	(12)%
Average price per Boe, with realized derivatives	58.00	63.09	(5.09)	(8)%

Production:
Oil (MBbls)	2,839	1,049	1,790	171%
Natural gas (MMcf)	7,245	4,680	2,565	55%
Natural gas liquids (MBoe)	1,140	—	1,140	100%
Total (MBoe)(2)	5,186	1,829	3,357	184%

Average daily production volume:
Oil (Bbls)	7,778	2,874	4,904	171%
Natural gas (Mcf)	19,849	12,822	7,027	55%
Natural gas liquids (Boe)	3,123	—	3,123	100%
Total (Boe/d)	14,207	5,011	9,196	184%

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

	Year Ended December 31,
	2014	2013
Average realized oil price ($/Bbl)	$81.91	$93.28
Average NYMEX ($/Bbl)	$80.27	$98.61
Differential to NYMEX	$1.65	$(5.33)
Average realized oil price to NYMEX percentage	102%	95%
Average realized natural gas price ($/Mcf)	$4.23	$4.95
Average NYMEX ($/Mcf)	$4.52	$3.79
Differential to NYMEX	$(0.29)	$1.16
Average realized natural gas to NYMEX percentage	94%	131%
Average realized NGLs price ($/Boe)	$33.83	$-
Average NYMEX ($/Boe)	$80.27	$98.61
Differential to NYMEX	$(46.44)	$(98.61)
Average realized NGLs price to NYMEX oil percentage	42%	0%

Oil revenues increased 138% to $232.6 million during the year ended December 31, 2014 from $97.8 million during the year ended December 31, 2013. The revenue increase is attributable to an increase in oil production volumes of 1,790 MBbls offset by a decrease in average oil prices of $11.37 per barrel. Of the overall changes in oil sales, increases in oil production volumes accounted for a positive change of $167.0 million while the decrease in oil prices accounted for a negative change of $32.3 million.

Natural gas revenues increased 32% to $30.6 million during the year ended December 31, 2014 from $23.2 million during the year ended December 31, 2013. The revenue increase is primarily a result of an increase in natural gas production volumes sold of 2,565 MMcf offset by a decrease in average natural gas prices of $0.72 per Mcf. Of the overall changes in natural gas sales, increases in production volume accounted for a positive change of $12.7 million while the decrease in natural gas price accounted for a negative change of $5.2 million.

NGLs revenues increased $38.6 million during the year ended December 31, 2014. The revenue increase is primarily a result of an increase in volumes sold of 1,140 Boe due to not separately recording NGLs in 2013.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Year ended December 31,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$38,071	$16,572	$21,499	130%
Production and ad valorem taxes	18,941	7,081	11,860	167%
Depreciation, depletion and amortization	94,297	28,152	66,145	*
General and administrative expenses (1)	87,949	16,553	71,396	*
Exploration costs	3,136	—	3,136	100%
Acquisition costs	2,527	—	2,527	100%
Accretion of asset retirement obligations	512	181	331	183%
Rig termination costs	765	—	765	100%
Total operating expenses	$246,198	$68,539	$177,659	*

Expense per Boe:
Lease operating expenses	$7.34	$9.06	$(1.72)	(19)%
Production and ad valorem taxes	3.65	3.87	(0.22)	(6)%
Depreciation, depletion and amortization	18.18	15.39	2.79	18%
General and administrative expenses	16.96	9.05	7.91	87%
Exploration costs	0.60	—	0.60	100%
Acquisition costs	0.49	—	0.49	100%
Accretion of asset retirement obligations	0.10	0.10	—	—%
Rig termination costs	0.15	—	0.15	100%
Total operating expenses per Boe	$47.47	$37.47	$10.00	27%

(1)	General and administrative expenses include stock based compensation expense of $53.3 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.
*	The percentage change is not considered meaningful.

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

Depreciation, Depletion and Amortization. DD&A expense increased to $94.3 million for the year ended December 31, 2014 from $28.2 million during the year ended December 31, 2013.  On a per Boe basis, DD&A increased $2.79, or 18%, to $18.18 per Boe for the year ended December 31, 2014 from $15.39 per Boe for the year ended December 31, 2013.  The increases are due to an increase in capitalized costs from multiple acquisitions and development costs as well as production volumes.

General and Administrative Expenses. General and administrative expenses increased $71.4 million to $88.0 million during the year ended December 31, 2014 from $16.6 million during the year ended December 31, 2013.  On a per Boe basis, general and administrative expenses increased $7.91, or 87%, to $16.96 per Boe for the year ended December 31, 2014 from $9.05 for the year ended December 31, 2013.  The increases are primarily due to the one-time $51.1 million incentive unit compensation expense recognized upon our Corporate Reorganization in 2014.  In addition, we incurred higher payroll and payroll-related costs as we added additional personnel to manage our growing asset base, higher rig count, and increased production.

Exploration Costs. Exploration costs incurred during the year ended December 31, 2014 are comprised of $2.4 million of geological and geophysical expenses, which primarily consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to our Delaware Basin area.  Exploration costs also include $0.7 million of leasehold impairment expense, of which $0.3 million is related to the amortization of unproved properties and $0.4 million is related to future leasehold expirations.  No exploration costs were incurred during the year ended December 31, 2013.

Acquisition Costs. Acquisition costs during the year ended December 31, 2014 are due to a one time advisory and valuation fee related to the Cimarex Acquisition, as described in Note 5—Acquisitions of Oil and Gas Properties of our consolidated and combined financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report. No acquisition costs were incurred during the year ended December 31, 2013.

Rig Termination. During the fourth quarter of 2014, we paid a total of $0.4 million in rig termination expenses in connection with the early termination of one drilling rig contract entered into in 2014 and $0.4 million in rig termination expenses for stacking fees associated with three drilling rig contracts.  No rig termination expenses were incurred during the year ended December 31, 2013.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Year ended December 31,
	2014	2013	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(39,624)	$(13,733)	$(25,891)	(189)%
(Loss) gain on sale of property	(2,097)	36	(2,133)	*
Prepayment premium on extinguishment of debt	(5,107)	—	(5,107)	(100)%
Derivative income (loss)	83,858	(9,800)	93,658	*
Other income (expense)	601	434	167	38%
Total other expense, net	$37,631	$(23,063)	$60,694	263%

*	The percentage change is not considered meaningful.

Interest Expense. Interest expense increased 189% to $39.6 million in the year ended December 31, 2014 from $13.7 million during the year ended December 31, 2013 primarily due to higher weighted-average outstanding borrowings under our credit facilities and accrued interest under our Notes.

(Loss) Gain on Sale of Property. (Loss) gain on sale of property decreased $2.1 million to a loss of $2.1 million for the year ended December 31, 2014 from a gain of $36 thousand during the year ended December 31, 2013.  The decrease is attributable to the following divestiture activity:

In August of 2014, we sold our interest in one operated well and 38 net acres for total proceeds of $0.2 million and realized a $2.1 million loss on the sale.

In August 2013, we sold our interest in seven non-operated wells and 190 net acres for total proceeds of $0.8 million and realized a $36 thousand gain on the sale.

Prepayment Premium on Extinguishment of Debt. During the first quarter of 2014, we incurred a $5.1 million charge related to a prepayment penalty on our then-outstanding second lien term loan. No similar expenses were incurred during the year ended December 31, 2013.

Derivative Income (Loss). Income from derivative instruments increased $93.7 million during the year ended December 31, 2014 to $83.9 million during the year ended December 31, 2014 from a loss of $9.8 million during the year ended December 31, 2013, primarily as a result of the impact of unfavorable commodity price changes on increased hedging activities.

Income Tax Expense

For the year ended December 31, 2014, our operations were taxed at a combined U.S. federal and state effective tax rate of 35.7%. As a pass-through entity, our predecessor was subject only to the Texas margin tax at a statutory rate of 1.0% and was not subject to U.S. federal income tax. During the year ended December 31, 2014, we recognized income tax expense of $36.5 million, an increase of $34.6 million, as compared to the income tax expense of $1.9 million we recognized during the year ended December 31, 2013. This increase was attributable to the corresponding increase in net income during the applicable periods, as discussed above.

Capital Requirements and Sources of Liquidity

For the year ended December 31, 2015, our aggregate drilling and completion capital expenditures were $400.9 million. During the year ended December 31, 2014, our aggregate drilling and completion capital expenditures were $491.3 million. These capital expenditure totals exclude acquisitions.

Our 2016 capital budget for drilling and completion is approximately $380 million to $430 million.  Our capital budget excludes any amounts that may be paid for acquisitions or leaseholds. The amount and timing of 2016 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2016 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.

To fund a portion of our capital requirements for the year ended December 31, 2015, we issued shares of our Class A Common Stock in connection with the Private Placement, the September Offering, and the December Offering. During the year ended December 31, 2015, we received aggregate net proceeds of $669.4 million from the issuances, and made aggregate net debt payments in excess of borrowings of $120.8 million.

Based upon current oil and natural gas price expectations for the fiscal year 2016, we believe that our cash on hand, cash flow from operations, and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through 2016. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. As of December 31, 2015, pro forma for the acquisition described in Recent Transactions, our liquidity is as follows:

Cash	$343.1
Cash paid for acquisition	(148.5)
Revolving Credit Agreement Availability	574.7
Liquidity	$769.3

Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. For example we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2015 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2016 does not allocate any amounts for acquisitions of leasehold interests and proved properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$172,290	$184,983	$53,235
Net cash used in investing activities	(427,165)	(1,247,677)	(425,611)
Net cash provided by financing activities	547,409	1,093,851	378,096

Cash Flow Provided by Operating Activities. Net cash provided by operating activities was approximately $168.1 million, $185.0 million, and $53.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The $12.7 million decrease in operating cash flows to $172.3 million during the year ended December 31, 2015 from $185.0 million during the year ended December 31, 2014 is primarily due to a $35.7 million decrease in total revenues directly related to the 30%, or $24.73, decrease in crude oil prices, including the effect of derivatives, and a 65% increase in lease operating expenses to $62.9 million during the year ended December 31, 2015 from $38.1 million during the year ended December 31, 2014. This decrease is offset by a 6% reduction in production and ad valorem taxes to $17.8 million during the year ended December 31, 2015 from $18.9 million during the year ended December 31, 2014 which is directly related to the decrease in oil, natural gas and NGLs revenues for the same period.

The $131.7 million increase in operating cash flows to $185.0 million during the year ended December 31, 2014 from $53.2 million during the year ended December 31, 2013 was due to a $134.7 million increase in oil revenues for the year ended December 31, 2014 as compared to the year ended December 31, 2013, which is attributable to a 171%, or 1,790 MBbls, increase in crude oil production volumes, and a larger positive variance in working capital changes, which adjusts for the timing of receipts and payments of actual cash.  The increase in cash flow was offset by increased spending resulting from an increase in drilling activity.

Cash Flow Used in Investing Activities. Net cash used in investing activities was approximately $427.2 million, $1.2 billion, and $425.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The decrease in the amount of cash used in investing activities in the year ended December 31, 2015 as compared to the year ended December 31, 2014 is directly attributable to the $688.4 million decrease in acquisition activity as discussed in Note 5—Acquisition of Oil and Gas Properties, the decrease in cash payments for development costs, and offset by the $50.0 million increase related to proceeds received from the sale of oil and natural gas properties. The decrease during 2015 from 2014 is also due to fewer rigs operating during the year.

The increase in the amount of cash used in investing activities in the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due primarily to the $553.9 million increase in oil and gas acquisition activity as discussed in Note 5—Acquisition of Oil and Gas Properties and a $267.8 million increase in cash payments for development costs.  The increases during 2014 over 2013 is also due to additional rigs operating, our horizontal drilling plan, and drilling higher working interest wells.

Cash Flow Provided by Financing Activities. Net cash provided by financing activities was approximately $547.4 million, $1.1 billion, and $378.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Net cash provided by financing activities decreased during the year ended December 31, 2015 primarily because of the $366.2 million increase in net debt payments in excess of borrowings during 2015 as compared to 2014.  In addition our issuances of Class A Common Stock decreased by $198.3 million in 2015 as compared to issuances made in 2014.

Net cash provided by financing activities increased during the year ended December 31, 2014 primarily due to the issuance of Class A Common Stock in conjunction with our IPO and Corporate Reorganization and the increase in long-term borrowings.

Capital Sources

Revolving Credit Agreement. See Note 7—Debt to our consolidated and combined financial statements included elsewhere in this Annual Report for a description of the Revolving Credit Agreement.

7.500% Senior Unsecured Notes due 2022. See Note7—Debt to our consolidated and combined financial statements included elsewhere in this Annual Report for a description of the Notes.

Derivative Activity.  We plan to continue our practice of entering into hedging arrangements to reduce the impact of commodity price volatility on our cash flow from operations. Under this strategy, we intend to continue our historical practice of entering into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering a portion of our projected oil production.

Working Capital. Our working capital totaled $259.8 million, ($16.7) million, and ($54.2) at December 31, 2015, 2014 and 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $343.1 million, $50.6 million, and $19.4 million at December 31, 2015, 2014, and 2013, respectively. The $292.5 million increase in cash is primarily attributable to the receipt of proceeds for the sale of Class A Common Stock in conjunction with issuances of Class A Common Stock during the year as well as proceeds from the divestiture of certain oil and natural gas properties, as described in Note 6—Sales of Oil and Natural Gas Properties and debt repayments. Due to the amounts that we accrue related to our drilling program, we may incur working capital deficits in the future.  We believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Agreement, will be sufficient to fund our working capital needs.  We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, derivative liabilities and other obligations.

We had the following contractual obligations at December 31, 2015:

	Payments Due by Period
	For the Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total

Revolving Credit Agreement(1)	$—	$—	$—	$—	$—	$—	$—
7.50% Senior Unsecured Notes due 2022 (1)	—	—	—	—	—	550,000	550,000
Capital lease obligations (2)	951	1,000	265	—	—	—	2,216
Operating lease obligations (3)	11,571	5,264	5,314	5,398	5,395	21,102	54,044
Drilling commitments (4)	21,735	8,449	—	—	—	—	30,184
Asset retirement obligations(5)	4,698	—	78	708	656	12,079	18,219
Derivative obligations(6)	11,675	4,950	—	—	—	—	16,625
Total	$50,630	$19,663	$5,657	$6,106	$6,051	$583,181	$671,288

(1)

This table does not include future commitment fees, amortization of deferred financing costs, interest expense or other fees on Parsley’s second lien credit facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

(2)	During 2014 and 2015, we entered into capital lease agreements payable in connection with the lease of vehicles for operations and field personnel.
(3)	We lease vehicles, equipment and office facilities under non-cancellable operating leases.
(4)

We periodically enter into contractual arrangements under which we are committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require us to make future minimum payments to the rig operators.  We record drilling commitments in the periods in which well capital is incurred or rig services are provided.

(5)

Amounts represent estimates of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment.

(6)	We enter into derivative agreements to hedge future production. We have deferred payment of the premium for certain agreements until the period of settlement.

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

We capitalize interest on expenditures made in connection with long-term projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use and only to the extent we have incurred interest expense.

On the sale of a complete or partial unit of a proved property or pipeline and related facilities, the cost and related accumulated DD&A are removed from the property accounts, and any gain or loss is recognized.

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

Exploration costs, other than exploration drilling costs, are charged to expense as incurred.  These costs include seismic expenditures and other geological and geophysical costs, exploratory dry holes, amortization and impairment of unproved leasehold costs, and lease rentals.  The costs of exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a 12-month period after drilling is complete.  Under the successful efforts method, if an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

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

Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows

This Annual Report presents estimates of our proved reserves as of December 31, 2015, which have been prepared and presented in accordance with SEC guidelines. The pricing that was used for estimates of our reserves as of December 31, 2015 was based on an unweighted first day of the month average 12- month WTI Plains posted price, net of differential, of $46.54 per Bbl for oil and $16.42 per Bbl for NGLs, and a WAHA spot natural gas price, net of differential, of $2.53 per MMBtu for natural gas.

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

It should not be assumed that the Standardized Measure included in this Annual Report as of December 31, 2015 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2015 Standardized Measure on a 12-month average of commodity prices on the first day of the month and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 2. Properties” for additional information regarding estimates of proved reserves.

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

Asset Retirement Obligations

We have significant obligations to remove tangible equipment and facilities associated with our oil and natural gas wells and our service wells, and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are associated with plugging and abandoning wells and our gathering systems. Estimating the future restoration and removal costs is difficult and requires us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments.

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

Equity Investments

Equity investments in which we exercise significant influence but do not control are accounted for using the equity method. Under the equity method, generally our share of investees’ earnings or loss, after elimination of intra-company profit or loss, is recognized in the consolidated and combined statement of operations. We review its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, we would recognize an impairment provision. There was no impairment for our equity investments for the years ended December 31, 2015, 2014, or 2013.

Derivatives

We use various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with our oil production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases.

We apply the provisions of the “Derivatives and Hedging” topic of ASC 815, which requires each derivative instrument to be recorded at fair value. If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings. We elected not to designate our current portfolio of commodity derivative contracts as hedges. Therefore, changes in fair value of these derivative instruments are recognized in earnings.

We enter into commodity derivative contracts for the purpose of economically hedging the price of our anticipated oil production even though we do not designate the derivatives as hedges for accounting purposes. We classify cash flows related to derivative contracts based on the nature and purpose of the derivative. As the derivative cash flows are considered an integral part of our oil and natural gas operations, they are classified as cash flows from operating activities in the consolidated and combined statements of cash flows. All commodity derivative contracts we have entered into are for the purpose of economically hedging our anticipated oil production.

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

Our federal and state income tax returns are generally not prepared or filed before the consolidated and combined financial statements are prepared; therefore, we estimate the tax basis of our assets and liabilities, which are based on numerous judgments and assumptions inherent in the determination of future taxable income, at the end of each period as well as the effects of tax rate changes and tax credits. Adjustments related to these estimates are recorded in our tax provision in the period in which we finalize our income tax returns. Material changes to our tax accruals may occur in the future based on audits, changes in legislation or resolution of pending matters.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no material off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil production. Pricing for oil, has been especially volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our oil production depends on many factors outside of our control, such as the strength of the global economy and global supply and demand for the commodities we produce.

To reduce the impact of fluctuations in oil prices on our revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price.  We also may continue to enter into basis swap transactions. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations.

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

As of December 31, 2015, the fair market value of our oil derivative contracts was a net asset of $76.1 million. Based on our open oil derivative positions at December 31, 2015, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $18.4 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $19.9 million. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas and NGLs.”

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

Interest Rate Risk

Our market risk exposure related to changes in interest rates relates primarily to debt obligations. We are exposed to changes in interest rates as a result of our Revolving Credit Agreement, and the terms of our Revolving Credit Agreement require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of December 31, 2015, however, we had no outstanding borrowings related to our Revolving Credit Agreement, and therefore an increase in interest rates will not result in increased interest expense until such time that we determine to make borrowings under our Revolving Credit Agreement.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated and combined financial statements and supplementary data are included in this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated and combined financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report includes an attestation report of KPMG LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2015, which is included in the Annual Report on page F-3.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2016 annual meeting of stockholders and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in response to this item will be set forth in our definitive proxy statement for the 2016 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be set forth in our definitive proxy statement for the 2016 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be set forth in our definitive proxy statement for the 2016 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2016 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be set forth in our definitive proxy statement for the 2016 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	The following documents are filed as part of this Annual Report or incorporated by reference:
a.	Financial Statements:

Our consolidated and combined financial statements are included under Part II, Item 8 of this Annual Report. For a listing of these statements and accompanying footnotes, see "Index to Consolidated and Combined Financial Statements" on page F-1 of this Annual Report.

b.	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated and combined financial statements and related notes

2.	Exhibits

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index included within this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of May 29, 2014, by and between Parsley Energy Employee Holdings, LLC and Parsley Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

2.2#

Purchase and Sale Agreement, dated as of June 4, 2014, by and among OGX Production, LP, OGX Operating, LLC and Parsley Energy, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

2.3#

Purchase and Sale Agreement, dated as of March 27, 2014, by and between Pacer Energy, Ltd and Parsley Energy, L.P. (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on August 14, 2014).

2.4#

First Amendment to Purchase and Sale Agreement and Waiver of Conditions Precedent, dated as of May 1, 2014, by and between Pacer Energy, Ltd. and Parsley Energy, L.P. (incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on August 14, 2014).

2.5#

Purchase and Sale Agreement, dated as of August 19, 2014, by and between Cimarex Energy Co. and Parsley Energy, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 25, 2014).

2.6#

Asset Purchase Agreement, dated October 20, 2015, by and between Parsley Energy, L.P. and ExL Petroleum Management, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on December 16, 2015).

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
10.4*

Third Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Parsley Energy, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto.

10.5*

Fourth Amendment to Amended and Restated Credit Agreement, dated as of May 2, 2014, by and among Parsley Energy, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto.

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

10.7

Sixth Amendment to Amended and Restated Credit Agreement, dated as of September 5, 2014, by and among Parsley Energy, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

10.8

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

10.9

Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 21, 2015, by and among Parsley Energy, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 27, 2015).

10.10

Ninth Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2015, by and among Parsley Energy, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 6, 2015).

10.11†

Employment Agreement, dated as of January 23, 2014, by and between Parsley Energy Operations, LLC and Bryan Sheffield (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-195230, filed with the SEC on April 11, 2014).

10.12*†	Employment Agreement, dated as of February 4, 2014, by and between Parsley Energy Operations, LLC and Ryan Dalton.

10.13†

Amended and Restated Employment Agreement, dated as of December 8, 2014, by and between Parsley Energy Operations, LLC and Colin Roberts (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on  December 9, 2014).

10.14†

Employment Agreement, dated as of February 13, 2014, by and between Parsley Energy Operations, LLC and Matthew Gallagher (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-195230, filed with the SEC on April 11, 2014).

10.15†

Employment Agreement, dated as of December 8, 2014, by and between Parsley Energy Operations, LLC and Thomas Layman (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

10.16

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

Exhibit No.	Description
10.17

First Amended and Restated Limited Liability Company Agreement of Parsley Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

10.18

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

10.29†

Indemnification Agreement, dated as of May 14, 2014, by and between Parsley Energy, Inc. and Randy Newcomer (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

10.30†

Indemnification Agreement, dated as of July 23, 2014, by and between Parsley Energy, Inc. and Hemang Desai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on July 24, 2014).

10.31†

Indemnification Agreement, dated as of August 19, 2014, by and between Parsley Energy, Inc. and William Browning (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 25, 2014).

10.32*†	Indemnification Agreement, dated as of August 19, 2014, by and between Parsley Energy, Inc. and Brad Smith.

10.33*†	Indemnification Agreement, dated as of January 1, 2016, by and between Parsley Energy, Inc. and Cecilia Camarillo.

Exhibit No.	Description

10.34†

Amended and Restated Parsley Energy, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

10.35†

Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-195230, filed with the SEC on May 12, 2014).

10.36†

Form of Notice of Grant of Restricted Stock (Time-Based) (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-195230, filed with the SEC on May 12, 2014).

10.37†

Form of Notice of Grant of Restricted Stock (Performance-Based) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-195230, filed with the SEC on May 12, 2014).

10.38†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

10.39†

Form of Notice of Grant of Restricted Stock Units (Time-Based) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

10.40†

Form of Notice of Grant of Restricted Stock Units (Performance-Based) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

10.41

Common Stock Subscription Agreement, dated as of February 5, 2015, by and among Parsley Energy, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 11, 2015).

10.42

Registration Rights Agreement, dated as of February 11, 2015, by and among Parsley Energy, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 11, 2015).

21.1*	List of Subsidiaries of Parsley Energy, Inc.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Netherland, Sewell & Associates, Inc. Reserve Report.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Labels Linkbase Document.
†	Management contract or compensatory plan or agreement
*	Filed herewith.

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

#

Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a supplemental copy of any omitted schedule or similar attachment to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 29, 2016	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 29, 2016	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 29, 2016	By:	/s/ Ryan Dalton
Ryan Dalton
Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)

February 29, 2016	By:	/s/ A.R. Alameddine
A.R. Alameddine
Director

February 29, 2016	By:	/s/ William Browning
William Browning
Director

February 29, 2016	By:	/s/ Hemang Desai
Hemang Desai
Director

February 29, 2016	By:	/s/ Randolph Newcomer, Jr.
Randolph Newcomer, Jr.
Director

February 29, 2016	By:	/s/ David H. Smith
David H. Smith
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Parsley Energy, Inc.:

We have audited the accompanying consolidated and combined balance sheets of Parsley Energy Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Parsley Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated and combined financial statements, on December 31, 2015 the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Update No. 2015-17 Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parsley Energy, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Parsley Energy, Inc.:

We have audited Parsley Energy, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Parsley Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Parsley Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on “criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined balance sheets of Parsley Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on the consolidated and combined financial statements.

(signed) KPMG LLP

Dallas, Texas

February 29, 2016

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$343,084	$50,550
Restricted cash	1,139	—
Accounts receivable:
Joint interest owners and other	14,998	37,620
Oil and gas	21,219	22,700
Related parties	390	4,065
Short-term derivative instruments	83,262	80,911
Materials and supplies	—	3,767
Other current assets	24,234	4,548
Total current assets	488,326	204,161
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and natural gas properties, successful efforts method	2,246,161	1,872,616
Accumulated depreciation, depletion, amortization, and impairment	(290,186)	(128,044)
Total oil and natural gas properties, net	1,955,975	1,744,572
Other property, plant, and equipment, net	29,778	16,290
Total property, plant, and equipment, net	1,985,753	1,760,862
NONCURRENT ASSETS
Long-term derivative instruments	25,839	70,805
Equity investment	—	—
Deferred loan costs, net	11,378	12,943
Other noncurrent assets	2,896	2,308
Total noncurrent assets	40,113	86,056
TOTAL ASSETS	$2,514,192	$2,051,079

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$151,221	$139,922
Revenue and severance taxes payable	37,109	38,366
Current portion of long-term debt	951	650
Short-term derivative instruments	34,518	29,326
Current deferred tax liability	—	12,601
Current portion of asset retirement obligations	4,698	—
Total current liabilities	228,497	220,865
NONCURRENT LIABILITIES
Long-term debt	555,924	676,845
Asset retirement obligations	13,522	16,207
Deferred tax liability	62,962	62,334
Payable pursuant to tax receivable agreement	51,504	50,689
Long-term derivative instruments	15,142	31,275
Other noncurrent liabilities	—	375
Total noncurrent liabilities	699,054	837,725
COMMITMENTS AND CONTINGENCIES
MEMBERS' EQUITY	—	—
MEZZANINE EQUITY	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 136,728,906 shares issued and 136,623,407 shares outstanding at December 31, 2015 and 93,937,947 shares issued and 93,901,208 shares outstanding at December 31, 2014	1,360	932
Class B, $0.01 par value, 125,000,000 shares authorized, 32,145,296 issued and outstanding at December 31, 2015 and none issued and outstanding at December 31, 2014	321	321
Additional paid in capital	1,252,020	644,636
Retained earnings	10,868	61,352
Treasury stock, at cost, 105,421 shares and 36,739 at December 31, 2015 and December 31, 2014	(77)	—
Total stockholders' equity	1,264,492	707,241
Noncontrolling interest	322,149	285,248
Total equity	1,586,641	992,489
TOTAL LIABILITIES AND EQUITY	$2,514,192	$2,051,079

The accompanying notes are an integral part of these consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
REVENUES
Oil sales	$215,795	$232,554	$97,839
Natural gas sales	26,582	30,642	23,179
Natural gas liquids sales	23,680	38,561	—
Total revenues	266,057	301,757	121,018
OPERATING EXPENSES
Lease operating expenses	62,913	38,071	16,572
Production and ad valorem taxes	17,800	18,941	7,081
Depreciation, depletion and amortization	178,281	94,297	28,152
General and administrative expenses (including stock based compensation of $8,133, $53,297, and $1,233 for the years ended December 31, 2015, 2014, and 2013)	55,294	87,949	16,553
Exploration costs	13,865	3,136	—
Impairment	950	—	—
Acquisition costs	—	2,527	—
Accretion of asset retirement obligations	826	512	181
Rig termination costs	8,970	765	—
Other operating expenses	1,696	—	—
Total operating expenses	340,595	246,198	68,539
OPERATING (LOSS) INCOME	(74,538)	55,559	52,479
OTHER INCOME (EXPENSE)
Interest expense, net	(45,581)	(39,624)	(13,733)
(Loss) gain on sale of property	(34,374)	(2,097)	36
Prepayment premium on extinguishment of debt	—	(5,107)	—
Derivative income (loss)	60,818	83,858	(9,800)
Other income (expense)	(3,111)	601	434
Total other income (expense), net	(22,248)	37,631	(23,063)
(LOSS) INCOME BEFORE INCOME TAXES	(96,786)	93,190	29,416
INCOME TAX BENEFIT (EXPENSE)	23,755	(36,468)	(1,906)
NET (LOSS) INCOME	(73,031)	56,722	27,510
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	22,547	(33,293)	—
NET (LOSS) INCOME ATTRIBUTABLE TO PARSLEY ENERGY INC. STOCKHOLDERS	$(50,484)	$23,429	$27,510

Net (loss) income per common share: (1)
Basic	$(0.45)	$0.65
Diluted	$(0.45)	$0.65
Weighted average common shares outstanding: (1)
Basic	111,271	93,168
Diluted	111,271	93,271

The accompanying notes are an integral part of these consolidated and combined financial statements.

(1)

See Note 2—Summary of Significant Accounting Policies—Revision of 2014 Financial Statements and Note 8—Equity for additional discussion regarding revisions to the earnings per share (“EPS”) calculation.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

			Issued Shares						Shares
	Members' Equity	Mezzanine equity	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained Earnings	Treasury stock	Treasury stock	Total Stockholders' equity	Noncontrolling interest	Total Equity
	(In thousands)
Balance at 12/31/2012	6,017	—	—	—	—	—	—	—	—	—	—	—	6,017
LLC interest issuance	—	77,158	—	—	—	—	—	—	—	—	—	—	77,158
Preferred return on redeemable LLC interests	(3,886)	—	—	—	—	—	—	—	—	—	—	—	(3,886)
Deemed contribution - incentive unit compensation	1,233	—	—	—	—	—	—	—	—	—	—	—	1,233
Net income	27,510	—	—	—	—	—	—	—	—	—	—	—	27,510
Balance at 12/31/2013	30,874	77,158	—	—	—	—	—	—	—	—	—	—	108,032
Preferred return on redeemable LLC interests	(1,723)	1,723	—	—	—	—	—	—	—	—	—	—	—
Net loss prior to corporate reorganization	(37,923)	—	—	—	—	—	—	—	—	—	—	—	(37,923)
Balance prior to Corporate Reorganization and IPO	(8,772)	78,881	—	—	—	—	—	—	—	—	—	—	70,109
Reorganization Transactions:
Payment of Preferred Return	—	(6,726)	—	—	—	—	—	—	—	—	—	—	(6,726)
Conversion of PE Units for Class A Common Stock and Class B Common Stock	(42,316)	(72,155)	43,204	32,145	432	321	113,718	—	—	—	114,471	—	—
Net deferred tax liability due to corporate reorganization	—	—	—	—	—	—	(95,530)	—	—	—	(95,530)	—	(95,530)
Deemed contribution - incentive unit compensation	51,088	—	—	—	—	—	—	—	—	—	—	—	51,088
IPO Transactions:
Issuance of Class A Common Stock, net of underwriters discount and expenses	—	—	49,963	—	500	—	867,250	—	—	—	867,750	—	867,750
Initial allocation of noncontrolling interest of Parsley LLC effective on the date of the IPO	—	—	—	—	—	—	(251,955)	—	—	—	(251,955)	251,955	—
Tax benefit from tax receivable agreement	—	—	—	—	—	—	59,633	—	—	—	59,633	—	59,633
Liability due to tax receivable agreement	—	—	—	—	—	—	(50,689)	—	—	—	(50,689)	—	(50,689)
Issuance of restricted stock and restricted stock units	—	—	770	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	(41)	—	37	—	(41)	—	(41)
Stock based compensation	—	—	—	—	—	—	2,250	—	—	—	2,250	—	2,250
Consolidated net income subsequent to the Corporate Reorganization and the IPO	—	—	—	—	—	—	—	61,352	—	—	61,352	33,293	94,645
Balance at 12/31/2014	—	—	93,937	32,145	932	321	644,636	61,352	37	—	707,241	285,248	992,489

The accompanying notes are an integral part of these consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

(continued)

			Issued Shares						Shares
	Members' Equity	Mezzanine equity	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained Earnings	Treasury stock	Treasury stock	Total Stockholders' equity	Noncontrolling interest	Total Equity
Issuance of Class A Common Stock, net of underwriters discount and expenses	—	—	42,748	—	428	—	668,990	—	—	—	669,418	—	669,418
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	—	—	(56,856)	—	—	—	(56,856)	56,856	—
Increase in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	—	—	(18,383)	—	—	—	(18,383)	—	(18,383)
Tax benefit from tax receivable agreement	—	—	—	—	—	—	5,500	—	—	—	5,500	—	5,500
Initial noncontrolling interest allocation attributable to Pacesetter	—	—	—	—	—	—	—	—	—	—	—	2,592	2,592
Issuance of restricted stock	—	—	42	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	(293)	—	68	(71)	(364)	—	(364)
Vesting of restricted stock unit	—	—	2	—	—	—	—	—	—	(6)	(6)	—	(6)
Stock based compensation	—	—	—	—	—	—	8,426	—	—	—	8,426	—	8,426
Net loss	—	—	—	—	—	—	—	(50,484)	—	—	(50,484)	(22,547)	(73,031)
Balance at December 31, 2015	$—	$—	136,729	32,145	$1,360	$321	$1,252,020	$10,868	105	$(77)	$1,264,492	$322,149	$1,586,641

The accompanying notes are an integral part of these consolidated and combined financial statements

PARSLEY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(73,031)	$56,722	$27,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	178,281	94,297	28,152
Exploration costs	7,310	742	—
Impairment expense	950	—	—
Inventory write down	4,147	—	—
Accretion of asset retirement obligations	826	512	181
(Gain) loss on sale of oil and natural gas properties	32,404	2,097	(36)
Loss on sale of other property and equipment	1,970	—	—
Amortization and write off of deferred loan origination costs	2,702	2,327	1,225
Amortization of bond premium	(764)	(574)	—
Interest not paid in cash	—	234	2,597
Income tax (benefit) expense	(23,755)	36,468	1,906
Stock based compensation expense	8,133	53,297	1,233
Derivative (income) loss	(60,818)	(83,858)	9,800
Net cash received (paid) for derivative settlements	43,767	3,311	(198)
Net cash received (paid) for option premiums	40,656	193	(16,342)
Net premiums received (paid) on options that settled during the period	11,406	(2,308)	(6,928)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,139)	—	—
Accounts receivable	24,103	45,372	(77,086)
Accounts receivable—related parties	3,675	(3,055)	(621)
Materials and supplies	3,767	(689)	(867)
Other current assets	(22,793)	2,229	6,118
Other noncurrent assets	(588)	(535)	(184)
Accounts payable and accrued expenses	(7,287)	(32,121)	57,532
Revenue and severance taxes payable	(1,257)	9,947	19,243
Other noncurrent liabilities	(375)	375	—
Net cash provided by operating activities	172,290	184,983	53,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(382,550)	(477,681)	(209,859)
Acquisitions of oil and natural gas properties	(73,807)	(762,244)	(208,381)
Acquisition of Pacesetter	(2,408)	—	—
Additions to other property and equipment	(19,755)	(7,924)	(8,121)
Proceeds from sale of oil and natural gas properties	50,138	172	750
Proceeds from sale of other property and equipment	1,217	—	—
Net cash used in investing activities	(427,165)	(1,247,677)	(425,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	105,000	946,140	561,218
Payments on long-term debt	(225,794)	(700,766)	(254,100)
Debt issue costs	(1,138)	(12,547)	(2,294)
Proceeds from issuance of common stock, net	669,418	867,750	—
Purchases of restricted stock	(71)	—	—
Vesting of restricted stock	(6)	—	—
Payment of Preferred Return	—	(6,726)	—
Proceeds from issuance of LLC interests	—	—	73,540
Equity issue costs	—	—	(268)
Net cash provided by financing activities	547,409	1,093,851	378,096
Net increase in cash and cash equivalents	292,534	31,157	5,720
Cash and cash equivalents at beginning of year	50,550	19,393	13,673
Cash and cash equivalents at end of year	$343,084	$50,550	$19,393
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$43,993	$27,252	$13,555
Cash paid for income taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$3,441	$7,498	$6,238
Additions to oil and natural gas properties - change in capital accruals	$18,300	$13,658	$58,540
Additions to other property and equipment funded by capital lease borrowings	$939	$2,263	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

Parsley Energy, Inc. (individually or together with its subsidiaries, as the context requires, the “Company,” “we,” “us,” or “our”) was formed on December 11, 2013, pursuant to the laws of the State of Delaware, as a wholly-owned subsidiary of Parsley Energy, LLC (“Parsley LLC”), a Delaware limited liability company formed on June 11, 2013 and is engaged in the acquisition, development, production, exploration, and sale of crude oil and natural gas properties located primarily in the Permian Basin, which is located in West Texas and Southeastern New Mexico. Concurrent with the formation of Parsley LLC, all of the interest holders of Parsley Energy, L.P. (“Parsley LP”), Parsley Energy Management, LLC (“PEM”) and Parsley Energy Operations, LLC (“Operations”) exchanged their interest in each entity in return for interest in Parsley LLC (the “Exchange”). Prior to the formation of Parsley LLC, 67.8% of Parsley LP, 100% of PEM and 100% of Operations were held by Mr. Bryan Sheffield, Parsley LLC’s President and Chief Executive Officer (“Sheffield”). Subsequent to Parsley LLC’s formation, Sheffield controlled 53.7% of Parsley LLC. As such, as all power and authority to control the core functions of Parsley LP, PEM and Operations were, and continue to be, controlled by Sheffield, the Exchange has been treated as a reorganization of entities under common control and the results of Parsley LP, PEM and Operations have been consolidated and combined for all periods.

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

Operations was formed on February 19, 2008, as a Texas limited liability company and is primarily engaged in the operation of crude oil and natural gas properties located in the Permian Basin in West Texas.

Parsley LP also owns a noncontrolling 42.5% investment in Spraberry Production Services LLC (“SPS”). SPS was formed on August 27, 2010, as a Texas limited liability company and is primarily engaged in the oilfield services business servicing properties located in the Permian Basin in West Texas.

Initial Public Offering

On May 29, 2014, the Company completed its initial public offering (the “IPO”) of 57.5 million shares of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), at a price of $18.50 per share. Approximately 7.5 million of the shares were sold by selling stockholders and the Company did not receive any proceeds from the sale of those shares. The remaining approximately 50 million shares of the Company’s Class A Common Stock that were sold resulted in gross proceeds of approximately $924.3 million to the Company and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $867.8 million. The material terms of the IPO are described in the Company’s final prospectus, dated May 22, 2014 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, on May 27, 2014.

A portion of the proceeds from the IPO was used to repay all outstanding borrowings under our amended and restated credit agreement (as amended, the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association, as the administrative agent, to make a cash payment in settlement of the Preferred Return (as defined herein), to fund the OGX Acquisition (as defined herein), and to pay fees and expenses related to the IPO. The remaining proceeds will be used to fund a portion of the Company’s exploration and development program and for general corporate purposes.

Corporate Reorganization

On May 29, 2014, in connection with the IPO, Parsley LLC underwent a corporate reorganization (“Corporate Reorganization”) whereby (a) all of the membership interests (including outstanding incentive units) in Parsley LLC held by its then existing owners (the “Existing Owners”) were converted into a single class of units in Parsley LLC (“PE Units”), (b) certain of the Existing Owners contributed all of their PE Units to the Company in exchange for an equal number of shares of the Company’s Class A Common Stock, (c) certain of the Existing Owners contributed only a portion of their PE Units to the Company in exchange for an equal

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

number of shares of the Company’s Class A Common Stock and continue to own a portion of the PE Units and (d) Parsley Energy Employee Holdings, LLC (“PEEH”), an entity owned by certain of Parsley LLC’s officers and employees that was formed to hold a portion of the incentive units in Parsley LLC, was merged with and into the Company, with the Company surviving the merger and the members of PEEH receiving shares of the Company’s Class A Common Stock. As a result of the above transactions, the Company issued a total of 43.2 million shares of its Class A Common Stock.

Upon completion of the IPO, the Company issued and contributed 32.1 million shares of its Class B Common Stock, par value $0.01 per share (“Class B Common Stock”) and all of the net proceeds of the IPO to Parsley LLC in exchange for 93.2 million PE Units. Parsley LLC distributed to each of the Existing Owners that continued to own PE Units following the Corporate Reorganization and the IPO (collectively, the “PE Unit Holders”), one share of Class B Common Stock for each PE Unit such PE Unit Holder held. After giving effect to these transactions the Company owned an approximate 74.3% interest in Parsley LLC, with the remaining holders of PE Units (the “PE Unitholders”) owning an approximate 25.7% interest in Parsley LLC.

Private Placement of Common Stock

On February 5, 2015, the Company entered into an agreement to sell 14,885,797 shares of its Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), in a private placement (the “Private Placement”) at a price of $15.50 per share to selected institutional investors.  The Private Placement closed on February 11, 2015, and resulted in gross proceeds of approximately $230.7 million to the Company and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $224.0 million.  The net proceeds were used to repay a portion of outstanding borrowings under our Revolving Credit Agreement and for general corporate purposes.

Upon completion of the Private Placement, the Company contributed all of the net proceeds to Parsley Energy, LLC (“Parsley LLC”) in exchange for 14,885,797 PE Units.  As a result, the Company’s ownership of Parsley LLC increased to 77.2%, with the PE Unit Holders’ ownership of Parsley LLC decreasing to 22.8%.

Pacesetter Drilling, LLC

On April 21, 2015, Operations, established a limited liability company, Pacesetter Drilling, LLC (“Pacesetter”), as a wholly owned subsidiary.  On June 15, 2015, Pacesetter entered into an asset purchase agreement with an oilfield drilling company to acquire certain property, equipment, and other assets (the “Pacesetter Acquisition”).  The Pacesetter Acquisition was accounted for using the acquisition method under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Operations and Pacesetter’s President contributed cash in exchange for ownership in Pacesetter.  Pacesetter then paid total consideration of $7.0 million for its interest in the purchased assets, of which $4.4 million was allocated to Operations and $2.6 million was allocated to the noncontrolling interest.  As a result of the Pacesetter Acquisition, Operations has a 63.0% interest in Pacesetter.

Public Offerings of Common Stock

On September 18, 2015, the Company entered into an agreement to sell 14,950,000 shares of its Class A Common Stock (including 1,950,000 shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $15.00 per share in an underwritten public offering (the “September Offering”). The September Offering resulted in gross proceeds of approximately $224.3 million to the Company and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $217.0 million. A portion of the net proceeds was used to repay borrowings outstanding under our Revolving Credit Agreement and the remainder of the net proceeds were used to fund a portion of the Company’s capital program, including acquisitions.

Upon completion of the September Offering, the Company contributed all of the net proceeds to Parsley LLC in exchange for 14,950,000 PE Units.  As a result, the Company’s ownership of Parsley LLC increased to 79.4%, with the PE Unit Holders’ ownership of Parsley LLC decreasing to 20.6%.

On December 9, 2015, the Company and NGP X US Holdings, L.P., one of the Company’s stockholders (“NGP”), entered into an agreement to sell 14,202,500 shares of Class A Common Stock, including 12,911,364 shares of Class A Common Stock issued and sold by the Company and 1,291,136 shares of Class A Common Stock sold by NGP, at a price of $18.00 per share in an underwritten public offering (the “December Offering”). On December 10, 2015, the underwriters exercised in full their option to purchase additional shares. The December Offering resulted in gross proceeds of approximately $228.7 million to the Company and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $228.4 million.  A portion

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

of the net proceeds from the offering was used to fund the acquisition of 6,040 gross (5,274 net) acres located in Upton, Reagan and Glasscock Counties, Texas, and the remaining net proceeds were used to fund a portion of the Company’s capital program and for general corporate purposes. The Company did not receive any of the proceeds from the sale of shares by NGP.

Upon completion of the December Offering, the Company contributed all of the net proceeds to Parsley LLC in exchange for 12,911,364 PE Units.  As a result, the Company’s ownership of Parsley LLC increased to 81.0%, with the PE Unit Holders’ ownership of Parsley LLC decreasing to 19.0%.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated and combined financial statements include the accounts of the Company and its majority-owned subsidiary, Parsley LLC, and its wholly owned subsidiaries: (i) Parsley LP, (ii) PEM, (iii) Operations, and its wholly owned subsidiary, Parsley Energy Aviation, LLC, and (iv) Parsley Finance Corp (“Finance Corp”).  These consolidated and combined financial statements also include the accounts of Pacesetter, a majority-owned subsidiary of Operations. Parsley LP owns a 42.5% noncontrolling interest in SPS.  The Company accounts for its investment in SPS using the equity method of accounting.  All significant intercompany and intra-company balances and transactions have been eliminated.

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

Use of Estimates

These consolidated and combined financial statements and related notes are presented in accordance with GAAP. For the year ended December 31, 2014, the financial statements are consolidated and for all prior years the financial statements are consolidated and combined. Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the SEC and (2) make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Our management believes the major estimates and assumptions impacting our consolidated and combined financial statements are the following:

●	estimates of proved reserves of oil and natural gas, which affect the calculations of depletion, depreciation and amortization and impairment of capitalized costs of oil and natural gas properties;
●	operating costs accrued and volumes and prices for revenues accrued;
●	estimates of asset retirement obligations;
●	estimates of the fair value assets acquired and liabilities assumed in business combinations;
●	evaluations of impairment of proved and unproved properties are subject to number uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks;
●	impairment of other assets;
●	depreciation of property and equipment;
●	valuation of commodity derivative instruments; and
●	estimates of the fair value of stock based compensation.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Although management believes these estimates are reasonable, actual results may differ from estimates and assumptions of future events and these revisions could be material. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

Cash and Cash Equivalents

The Company considers all cash on hand, depository accounts held by banks, money market accounts and investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.

Restricted Cash

Restricted cash at December 31, 2015 of $1.1 million includes cash that is contractually restricted involving a non-related party.  The restricted cash includes revenues associated with an operating well.

Accounts Receivable

Accounts receivable consist of receivables from joint interest owners on properties the Company operates and crude oil, NGLs, and natural gas production delivered to purchasers. The purchasers remit payment for production directly to the Company. Most payments are received within three months after the production date.

Amounts due from joint interest owners or purchasers are stated net of an allowance for doubtful accounts when the Company believes collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2015 or December 31, 2014.

Significant Customers

For the years ended December 31, 2015, 2014 and 2013, each of the following purchasers accounted for more than 10% of our revenue:

	Year Ended December 31,
	2015	2014	2013
Shell Trading (US) Company	23%	4%	7%
BML, Inc.	19%	14%	2%
Targa Pipeline Mid-Continent, LLC	12%	20%	16%
TransOil Marketing, LLC	13%	—%	—%
Plains Marketing, L.P.	6%	15%	22%
Permian Transport & Trading	6%	11%	25%
Enterprise Crude Oil, LLC	—%	10%	20%

The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Material and Supplies

Materials and supplies are stated at the lower of cost or market and consists of oil and gas drilling or repair items such a tubing, casing and pumping units.  These items are primarily acquired for use in future drilling or repair operations and are carried at lower of cost or market.  “Market,” in the context of valuation, represents net realizable value, which is the amount that the Company is

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

allowed to bill to the joint account under joint operating agreements to which the Company is a party.  During 2015, the Company made significant materials and supplies purchases and evaluated assets based on current operations.  The Company determined that these materials and supplies would not be utilized in the current year and therefore reclassified them to noncurrent assets as non-depreciable other property, plant and equipment. See Note 13 for additional information regarding the Company’s impairment of materials and supplies.

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

On the sale of a complete or partial unit of a proved property or pipeline and related facilities, the cost and related accumulated DD&A are removed from the property accounts, and any gain or loss is recognized.

For sales of entire working interests in unproved properties, gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.

Oil and Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the FASB. These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing first day of the month 12-month average price, net of historical differentials, with no provision for price and cost escalations in future years except by contractual arrangements.

Reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. Oil and gas properties are depleted by field using the units-of-production method. Capitalized drilling and development costs of producing oil and natural gas properties are depleted over proved developed reserves and leasehold costs are depleted over total proved reserves. It is possible that, because of changes in market conditions or the inherent imprecision of reserve estimates, the estimates of future cash inflows, the amount of oil and natural gas reserves, the remaining estimated lives of oil and natural gas properties, or any combination of the above may be increased or decreased. Increases in recoverable economic volumes generally reduce per unit depletion rates while decreases in recoverable economic volumes generally increase per unit depletion rates.

Asset Retirement Obligations

For the Company, asset retirement obligations represent the future abandonment costs of tangible assets, namely the plugging and abandonment of wells and land remediation. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period. If the liability is settled for an amount other than the recorded amount, the difference is recorded in other income (expense) in the consolidated and combined statements of operations.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Inherent to the present value calculation are numerous estimates, assumptions, and judgments, including, but not limited to: the ultimate settlement amounts, inflation factors, credit-adjusted risk-free rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions affect the present value of the abandonment liability, the Company makes corresponding adjustments to both the asset retirement obligation and the related oil and natural gas property asset balance. These revisions result in prospective changes to DD&A expense and accretion of the discounted abandonment liability.

The following table summarizes the changes in the Company’s asset retirement obligation for the periods indicated:

	Year ended December 31,
	2015	2014
	(in thousands)
Asset retirement obligations, beginning of period	$16,207	$8,277
Additional liabilities incurred	1,512	6,604
Disposition of wells	(2,254)	(80)
Accretion expense	826	512
Liabilities settled upon plugging and abandoning wells	—	(7)
Revision of estimates	1,929	901
Asset retirement obligations, end of period	$18,220	$16,207

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

Impairment of Oil and Natural Gas Properties

The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties by field. Whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, an impairment loss is indicated if the sum of the expected future cash flows related to proved properties in the applicable field is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company reviews its oil and natural gas properties by amortization base or by individual well for those wells not constituting part of an amortization base. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value (discounted future cash flows) of the properties would be recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. See Note 13 for additional information regarding the Company’s impairment of proved oil and natural gas properties.

Exploration Costs

Exploration costs, other than exploration drilling costs, are charged to expense as incurred.  These costs include seismic expenditures and other geological and geophysical costs, exploratory dry holes, impairment and amortization of unproved leasehold costs, and lease rentals.  The costs of exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a 12-month period after drilling is complete.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Unproved oil and natural gas properties are assessed quarterly for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects.

The following table summarized exploration costs incurred by the Company for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Geological and geophysical costs	$5,459	$2,394	$—
Leasehold abandonments	8,227	430	—
Unproved leasehold amortization	179	312	—
Total exploration costs	$13,865	$3,136	$—

Other Property and Equipment, net

Other property and equipment is recorded at cost. The Company expenses maintenance and repairs in the period incurred. Upon retirements or disposition of assets, the cost and related accumulated depreciation are removed from the consolidated and combined balance sheet with the resulting gains or losses, if any, reflected in operations. Depreciation of other property and equipment is computed using the straight line method over their estimated useful lives, which range from three to 15 years. Depreciation expense on other property and equipment was $4.7 million, $1.5 million, and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Equity Investments

Equity investments in which the Company exercises significant influence but does not control are accounted for using the equity method. Under the equity method, generally the Company’s share of investees’ earnings or loss, after elimination of intra-company profit or loss, is recognized in the consolidated and combined statement of operations. The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company would recognize an impairment provision. There was no impairment for the Company’s equity investments for the years ended December 31, 2015, 2014, or 2013.

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

December 31, 2015

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

●

Level 2 measurements use as inputs market prices which are either directly or indirectly observable as of the reporting date for similar commodity derivative contracts. The Company valued its level 2 assets and liabilities using industry standard models that considered various assumptions including current market and contractual prices for the underlying instruments, time value, volatility factors, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.

●

Level 3 measurements are based on process or valuation models that use inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). These inputs generally reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

Revenue Recognition

Revenues from the sale of crude oil, NGLs, and natural gas are recognized when the production is sold, net of any royalty interest. Because final settlement of the Company’s hydrocarbon sales can take up to two months, the expected sales volumes and prices for those properties are estimated and accrued using information available at the time the revenue is recorded. Natural gas revenues are recorded using the entitlement method of accounting whereby revenue is recognized based on the Company’s proportionate share of natural gas production. At December 31, 2015, 2014, and 2013, the Company did not have any natural gas imbalances. Transportation expenses are included as a reduction of natural gas revenue and are not material.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for the benefit of all employees at their date of hire.  The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government.  The Company makes matching contribution of up to a certain percentage of an employee’s contributions.  For the year ended December 31, 2015, 2014, and 2013, the Company made contributions to the plan of $1.4 million, $0.8 million, and $0.2 million, respectively

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Earnings per Share

The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock, and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and restricted stock units.  The Company has omitted EPS prior to the IPO on May 29, 2014. See “—Revision of 2014 Financial Statements” below.

Comprehensive Income

The Company has no elements of comprehensive income other than net income.

Segment Reporting

Operating segments are defined as components of an enterprise that (i) engage in activities from which it may earn revenues and incur expenses (ii) for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.

Based on the organization and management of the Company, the Company has only one reportable operating segment, which is oil and natural gas exploration and production.  The Company considers drilling rig services ancillary to its oil and gas exploration and producing activities and manages these services to support such activities.

Change in Accounting Principle

The Company adopted Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740), effective December 31, 2015.  This standard requires companies that have historically presented current and noncurrent deferred tax assets and liabilities in a classified statement of financial position to present deferred tax assets and liabilities as noncurrent in a classified statement of financial position.  The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company has elected not to retrospectively adjust prior periods.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current presentation.  These reclassifications include the reclassification of a one-time non-cash compensation expense of $51.1 million and $1.2 million from the line Incentive Unit Compensation and $2.2 million and none from the line Stock Based Compensation to the line General and Administrative expense on the consolidated and combined statements of operations for the year ended December 31, 2014 and 2013, respectively.   These reclassifications also include the reclassification of NGLs sales of $38.6 million from the line Natural Gas Sales to the line Natural Gas Liquids Sales on the consolidated and combined statements of operations for the year ended December 31, 2014.  In addition, we have reclassified other immaterial amounts.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated and combined financial statements and related disclosures. The Company has not yet selected a transition method.  The Company will analyze the effect of the standard on its ongoing financial reporting during 2016.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated.  Under the revised guidance, all legal entities are subject to reevaluation under the revised consolidation model, unless a scope exception applies.  Though the revised guidance mostly affects asset managers, all reporting entities involved with limited partnerships or similar entities are required to reevaluate such entities for consolidation.  The guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015.  The amended guidance will not materially affect the Company’s consolidated and combined financial statements or notes to the consolidated and combined financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative to reduce the cost and complexity in accounting standards.  In August 2015, they also issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30).  The ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability.  The treatment is consistent with the current presentation of debt discounts or premiums.  However, this does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. For public business entities, the guidance is effective for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amended guidance must be applied on a retrospective basis and will not materially affect the Company’s consolidated and combined financial statements or notes to the consolidated and combined financial statements.

In May 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities that value inventory using the first-in, first-out or average cost method to measure inventory at the lower of cost and net realizable value. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those years. The amended guidance must be applied on a prospective basis and is not expected to materially affect the Company’s consolidated and combined financial statements or notes to the consolidated and combined financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date.  For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within those years. The amended guidance must be applied on a prospective basis and is not expected to materially affect the Company’s consolidated and combined financial statements or notes to the consolidated and combined financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall, which addresses the fair value measurements, impairment assessment, and disclosure requirements of equity securities, equity investments, and other financial instruments, and also clarifies current guidance to aid in the reduction of diversity in practice. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. The amended guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values should be applied prospectively. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Revision of 2014 Financial Statements

The Company has identified and corrected errors in the earnings per share (“EPS”) disclosure previously reported in the consolidated and combined financial statements for the period ended June 30, 2014; September 30, 2014; and December 31, 2014. The Company has revised the EPS calculation to include only the net income for the period subsequent to IPO and Corporate Reorganization. In addition, the weighted average shares outstanding included in the calculation has been revised to reflect the same period. As a result, the tables below set forth the effect of errors in the basic and diluted EPS disclosure in the consolidated and combined statement of operations for the three and six months ended June 30, 2014; the nine months ended September 30, 2014; and the year ended December 31, 2014.

	Three months ended June 30, 2014			Six months ended June 30, 2014
	As Reported	As Revised	Change	As Reported	As Revised	Change

Basic net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(38,646)	$1,265	$39,911	$(36,658)	$1,265	$37,923
Basic weighted average shares outstanding	32,453	93,168	60,715	16,136	93,168	77,032
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$(1.19)	$0.01	$1.20	$(2.27)	$0.01	$2.28

Diluted net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(38,646)	$1,265	$39,911	$(36,658)	$1,265	$37,923
Diluted weighted average shares outstanding	32,453	93,286	60,833	16,136	93,286	77,150
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$(1.19)	$0.01	$1.20	$(2.27)	$0.01	$2.28

	Nine Months Ended September 30, 2014
	As Reported	As Revised	Change
Basic net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(19,791)	$18,132	$37,923
Basic weighted average shares outstanding	42,319	93,168	50,849
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$(0.47)	$0.19	$0.66

Diluted net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(19,791)	$18,132	$37,923
Diluted weighted average shares outstanding	42,319	93,276	50,957
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$(0.47)	$0.19	$0.66

	December 31, 2014
	As Reported	As Revised	Change
Basic net income attributable to Parsley Energy, Inc. Stockholders	$23,429	$61,352	$37,923
Basic weighted average shares outstanding	55,136	93,168	38,032
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.42	$0.65	$0.23

Diluted net income attributable to Parsley Energy, Inc. Stockholders	$23,429	$61,352	$37,923
Diluted weighted average shares outstanding	55,239	93,271	38,032
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.42	$0.65	$0.23

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

The Company assessed the materiality of the errors in accordance with the SEC guidance considering the effects of misstatements based on an analysis of quantitative and qualitative factors. Based on such an analysis, we determined that the errors were immaterial to each of the three and six months ended June 30, 2014; the nine months ended September 30, 2014; and the year ended December 31, 2014. We have reflected the correction of these errors in the period in which they originated and revised our consolidated and combined statement of operations and EPS disclosure in the equity note to the consolidated and combined financial statements for each of the periods.

NOTE 3.	DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivative Instruments and Concentration of Risk

Objective and Strategy

The Company utilizes basis swap contracts and put spread options to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects.

The Company uses put spread options to manage commodity price risk for NYMEX WTI. A put spread option is a combination of two options: a purchased put and a sold put. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price plus the excess of the purchased put strike price over the sold put strike price.

Additionally, the Company uses basis swap contracts to mitigate basis risk caused by the volatility of the Company’s basis differentials.  The basis swap contracts establish the differential between Cushing WTI prices and the relevant price index at which oil production is sold.

Derivative Activities

Oil production derivative activities. All material physical sales contracts governing the Company's oil production are tied directly to, or are highly correlated with, NYMEX WTI oil prices. The Company uses put spread options to manage oil price volatility and basis swap contracts to reduce basis risk between NYMEX prices and the actual index prices at which the oil is sold.

The following table sets forth the volumes associated with the Company's outstanding oil derivative contracts as of December 31, 2015 and the weighted average oil prices for those contracts:

	Year Ending December 31,
Crude Options	2016	2017
Purchased:
Puts (1)
Notional (MBbl)	7,950	2,334
Weighted average strike price	$49.74	$53.46
Sold:
Puts (1)
Notional (MBbl)	(7,950)	(2,334)
Weighted average strike price	$35.83	$38.46
Basis swap contracts: (2)
Midland-Cushing index swap volume (MBbl) (3)	1,516	4,290
Price differential ($/Bbl)	$(0.87)	$(1.03)
(1)	The Company excluded from the tables above 14,239 notional MBbls with a fair value of $298.0 million related to amount recognized under master netting agreements with derivative counterparties.
(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

(3)

During 2015, the Company entered into basis swap contracts for 5,806 MBbls of the Company’s 2016 and 2017 production with a negative price differential ranging from $0.30 per MBbl to $1.70 per MBbl between the Midland WTI price index and the Cushing WTI price index.

During 2015, the Company has entered into new contracts to lower certain strike prices for both long and short put positions.  By lowering the strike prices for the put spreads, the Company collected approximately $87.7 million, net, for 15,539 notional MBbls during the year ended December 31, 2015, which is reflected in the year end cash balance.

Gas production derivative activities. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to NYMEX Henry Hub gas prices or regional index prices where the gas is sold. The Company uses three way options to manage gas price volatility.  As of December 31, 2015, the Company did not have any outstanding gas derivative contracts.

Effect of Derivative Instruments on the Consolidated and Combined Financial Statements

All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur.  The Company recognized income from its derivative activities of $60.8 million, income of $83.9 million, and a loss of $9.8 for the years ended December 31, 2015, 2014, and 2013, respectively.  These gains and losses are included in the consolidated and combined statements of operations line item, Derivative income (loss).  The fair value of the derivative instruments is discussed in Note 13—Disclosures about Fair Value of Financial Instruments.

The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts.  During the year ended December 31, 2015, the Company did not receive or post any margins in connection with collateralizing its derivative positions.  During the year ended December 31, 2014 and 2013, the Company received and posted margins with some of its counterparties to collateralize certain derivative positions.

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with the brokers as of the reporting dates indicated (in thousands):

	Gross Amount		Cash
	Presented on	Netting	Collateral	Net
	Balance Sheet	Adjustments	Posted (Received)	Exposure
December 31, 2015
Derivative assets with right of offset or master netting agreements	$407,052	$(297,951)	$—	$109,101
Derivative liabilities with right of offset or master netting agreements	(347,611)	297,951	—	(49,660)

December 31, 2014
Derivative assets with right of offset or master netting agreements	$151,716	$(60,601)	$—	$91,115
Derivative liabilities with right of offset or master netting agreements	(60,601)	60,601	—	—

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Concentration of Credit Risk

The financial integrity of the Company’s exchange-traded contracts is assured by NYMEX through systems of financial safeguards and transaction guarantees, and is therefore subject to nominal credit risk. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with a large multinational financial institution with investment grade credit rating or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from our commodity derivative contracts as of December 31, 2015 and 2014 is summarized in the table above.

The Company monitors the creditworthiness of its counterparties, established credit limits according to the Company’s credit policies and guidelines, and assesses the impact on fair values of its counterparties’ creditworthiness. The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with each of its derivative counterparties.  The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities.  The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. The Company did not incur any losses due to counterparty bankruptcy filings during any of the years ended December 31, 2015, 2014 or 2013.

Credit Risk Related Contingent Features in Derivatives

Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk related event. These events, which are defined by the existing commodity derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. None of the Company’s commodity derivative instruments were in a net liability position with respect to any individual counterparty at December 31, 2015 and 2014.

NOTE 4.	OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties includes the following (in thousands):

	December 31, 2015	December 31, 2014
Oil and natural gas properties:
Subject to depletion	$1,627,367	$1,248,376
Not subject to depletion
Incurred in 2015	118,101	—
Incurred in 2014	459,505	562,046
Incurred in 2013 and prior	41,188	62,194
Total not subject to depletion	618,794	624,240
Gross oil and natural gas properties	2,246,161	1,872,616
Less accumulated depreciation and depletion	(290,186)	(128,044)
Oil and natural gas properties, net	1,955,975	1,744,572
Other property and equipment	37,253	19,177
Less accumulated depreciation	(7,475)	(2,887)
Other property and equipment, net	29,778	16,290
Property and equipment, net	$1,985,753	$1,760,862

As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and gas reserves related to the associated reservoir. Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs. At December 31, 2015 and 2014, the Company had excluded $618.8 million and $624.2 million of capitalized costs from depletion, respectively. Depletion expense on capitalized oil and gas property was $173.6 million, $92.8 million and $27.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.  The Company had no exploratory wells in progress at December 31, 2015, 2014, and 2013.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

The Company capitalizes interest on expenditures made in connection with long term projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use and only to the extent the company has incurred interest expense.  There was no capitalized interest recorded during 2015.  During the years ended December 31, 2014 and 2013, the Company capitalized interest of $2.7 million and $3.4 million, respectively.

NOTE 5.	ACQUISITIONS OF OIL AND GAS PROPERTIES

The Company incurred $38.8 million, $54.0 million, and $32.7 million of leasehold acquisition costs during 2015, 2014 and 2013, respectively, which are included as part of costs not subject to depletion.

The following acquisitions were accounted for using the acquisition method under ASC Topic 805, “Business Combinations,” which requires the assets acquired and liabilities assumed to be recorded at fair values as of the respective acquisition dates.

During 2015, the Company acquired from unaffiliated individuals and entities, additional working interests in wells it operates through a number of separate, individually negotiated transactions for an aggregate total cash consideration of $35.0 million.  The Company reflected $16.4 million of the total consideration paid as part of its costs subject to depletion and $18.6 million as unproved leasehold costs within its oil and gas properties. The revenues and operating expenses attributable to the working interest acquisitions during the years ended December 31, 2015, 2014 and 2013, were not material.

On December 16, 2014, the Company purchased 8,643 gross (7,128 net) unproved acres in our Midland Basin – Core area for total consideration of $120.0 million from unaffiliated third parties.

On September 30, 2014, the Company entered into a purchase and sale agreement, effective September 1, 2014, pursuant to which it agreed to acquire 4,320 gross (4,228 net) acres and 9 gross (9 net) wells in its Midland Basin-Core area for total consideration of $239.5 million (the “Cimarex Acquisition”), net of purchase price adjustments. The revenues and operating expenses attributable to the Cimarex Acquisition during the years ended December 31, 2014 and 2013 were not material.  The following table summarizes the purchase price and the values of assets acquired and liabilities assumed (in thousands):

Consideration given
Allocation of purchase price
Proved oil and gas properties	$111,003
Unproved oil and gas properties	128,756
Total fair value of oil and gas properties acquired	239,759
Asset retirement obligation	(219)
Fair value of net assets acquired	$239,540

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

Consideration given
Allocation of purchase price
Proved oil and gas properties	$10,747
Unproved oil and gas properties	116,919
Total fair value of oil and gas properties acquired	127,666
Asset retirement obligation	(38)
Fair value of net assets acquired	$127,628

On March 27, 2014, the Company entered into a purchase and sale agreement, effective May 1, 2014, pursuant to which it agreed to acquire 2,240 gross (2,005 net) acres in its Midland Basin-Core area and seven gross (6.3 net) wells for total

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

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

In addition to the acquisitions above, during 2014, the Company acquired, from unaffiliated individuals and entities, additional working interests in wells it operates through a number of separate, individually negotiated transactions for an aggregate total cash consideration of $55.2 million, respectively. The Company reflected the total consideration paid as part of its costs subject to depletion within its oil and gas properties. The revenues and operating expenses attributable to the working interest acquisitions during the years ended December 31, 2014 and 2013, were not material.

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

On December 30, 2013, the Company acquired non-operated working interests in a number of wells which it currently operates for $80.0 million (the “Merit Acquisition”). The transaction did not increase the Company’s gross acreage position, but increased its net acreage by 637 acres in Upton County, Texas. The following table summarizes the purchase price and the values of assets acquired and liabilities assumed (in thousands):

Consideration given
Allocation of purchase price
Proved oil and gas properties	$54,440
Unproved oil and gas properties	26,358
Total fair value of oil and gas properties acquired	80,798
Asset retirement obligation	(792)
Fair value of net assets acquired	$80,006

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

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

In addition to the acquisitions above, during 2013, the Company acquired, from unaffiliated individuals and entities, additional working interests in wells it operates through a number of separate, individually negotiated transactions for an aggregate total cash consideration of $25.1 million. The Company reflected the total consideration paid as part of its cost subject to depletion within its oil and gas properties. The revenues and operating expenses attributable to the individual acquisitions during the years ended December 31, 2014 and 2013 were not material.

Pro Forma for Information for Material Acquisitions (Unaudited)

The Merit Acquisition and the Pacer acquisition (collectively, the "Material Acquisitions") were deemed material for purposes of the following pro forma disclosures. The Material Acquisitions were not included in the Company’s consolidated and combined results until their closing dates. For the periods after the closing date of each Material Acquisition to December 31, 2014, the Material Acquisitions contributed revenue of $58.7 million and operating income of $48.6 million for the year ended December 31, 2014.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

The operating income attributable to the Material Acquisitions does not reflect certain expenses, such as general and administrative and interest expense; therefore, this information is not intended to report results as if these operations were managed on a stand-alone basis. The financial information was derived from the Company's audited historical consolidated and combined financial statements for the years ended December 31, 2014 and 2013, the Material Acquisitions' audited and historical financial statements for the year ended December 31, 2013 and the Material Acquisitions' unaudited interim financial statements from January 1, 2013 to each closing date. The following unaudited pro forma consolidated and combined financial information has been prepared as if the Material Acquisitions occurred on January 1, 2013 for the years ending December 31, 2014 and 2013 (in thousands, except per share data).

	Pro Forma
	2014	2013
Revenue
As reported	$301,757	$121,018
Pro forma	$307,999	$143,443
Net Income
As reported	$23,429	$27,510
Pro forma	$24,894	$29,452
Basic net income per share
As reported	$0.42
Pro forma	$0.45
Diluted net income per share
As reported	$0.42
Pro forma	$0.45

These pro forma adjustments have been calculated after applying the Company's accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the properties were acquired and fair value adjustments to property and equipment had been applied. In addition, pro forma adjustments have been made for the interest that would have been incurred for financing the acquisitions with the Company's credit facility.  These pro forma results of operations have been prepared for comparative purposes only and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future. Net income per share is not applicable for the period prior to the IPO.

NOTE 6.	SALES OF OIL AND NATURAL GAS PROPERTIES

In December 2015, the Company sold its interest in 91 operated wells and 11,664 gross (7,155 net) acres for net proceeds of $39.4 million and realized a $36.7 million dollar loss, net of estimated purchase price adjustments.

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

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

NOTE 7.	DEBT

The Company’s debt consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Revolving credit agreement	$—	$120,000
Senior unsecured notes	550,000	550,000
Capital leases	2,215	2,069
Total debt	552,215	672,069
Premium on senior unsecured notes	4,660	5,426
Less: current portion	(951)	(650)
Total long-term debt	$555,924	$676,845

Revolving Credit Agreement

The Company maintains a Revolving Credit Agreement with a syndicate of financial institutions, which has been amended periodically. The Revolving Credit Agreement provides a revolving credit facility with a borrowing capacity up to the lesser of (i) the borrowing base (as defined in the Revolving Credit Agreement), (ii) aggregate lender commitments, and (iii) $750.0 million. The Revolving Credit Agreement matures on September 10, 2018 and is secured by substantially all of the Company’s assets.

The Revolving Credit Agreement provides for determination of the borrowing base based on the Company’s proved producing reserves and a portion of its proved undeveloped reserves. The borrowing base is redetermined by the lenders at least semi-annually on each April 1 and October 1, with the next redetermination on April 1, 2016. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Revolving Credit Agreement.

On October 21, 2013, the Company entered into an amended and restated credit agreement, whereby the borrowing base was reduced from $175.0 million to $143.8 million. On December 20, 2013, The Company entered into the First Amendment to the Amended and Restated Credit Agreement which increased the borrowing base from $143.8 million to $240.0 million. In addition, the amendment provided that the borrowing base would automatically increase from $240.0 million to $280.0 million upon the closing of the Merit Acquisition, which closed on December 30, 2013.

On April 15, 2014, in connection with the issuance of the Notes (as defined herein) offering, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement whereby the borrowing base was increased from $227.5 million to $365.0 million. Immediately following the Notes offering, the borrowing base was reduced to $327.5 million.

On May 2, 2014, the Company entered into the Fourth Amendment to the Revolving Credit Agreement whereby the expiration date of any letter of credit was increased from 15 months to 18 months.

On May 9, 2014, the Company entered into the Fifth Amendment to the Revolving Credit Agreement whereby certain terms were amended permitting the Corporate Reorganization to occur.

On May 29, 2014, the Company used proceeds from the IPO to repay the outstanding borrowings under the Revolving Credit Agreement.

On September 4, 2014, the Company entered into the Sixth Amendment to the Revolving Credit Agreement, whereby reporting requirements and deliverables were changed in response to the Company becoming a public company.

On November 10, 2014, the Company entered into the Seventh Amendment to the Revolving Credit Agreement whereby the borrowing base was increased to $575.0 million, with a commitment level of $365.0 million.

In December 2014, the Company’s borrowing base was decreased to $562.0 million, with a commitment level of $365.0 million, as a result of the Company restructuring its commodity price hedges. In February 2015, the borrowing base was decreased to $560.8, with a commitment level of $365.0 also resulting from restructuring of commodity price hedges.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

On April 21, 2015, the Company entered into the Eighth Amendment to the Revolving Credit Agreement whereby the borrowing base was adjusted to $500.0 million, with the commitment level increasing to $500.0 million.

On November 3, 2015, the Company entered into the Ninth Amendment to the Revolving Credit Agreement whereby the commitment level of the lenders under the Revolving Credit Agreement was increased from $500.0 million to $575.0 million, and the borrowing base was increased from $500.0 million to $575.0 million. On December 14, 2015, the Company used proceeds from the December Offering to repay outstanding borrowings under the Revolving Credit Agreement.  As of December 31, 2015 there were no borrowings outstanding and $0.3 million in letters of credit outstanding, resulting in availability of $574.7 million.

Borrowings under the Revolving Credit Agreement can be made in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the product of: (a) the LIBOR rate, multiplied by (b) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (expressed as a decimal) on such date at which the Administrative Agent is required to maintain reserves on ‘Eurocurrency Liabilities’ as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the adjusted LIBOR rate (as calculated above) plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized. The Revolving Credit Agreement also provides for a commitment fee ranging from 0.375% to 0.500%, depending on the percentage of our borrowing base utilized. As of December 31, 2015, letters of credit outstanding under the Revolving Credit Agreement had a weighted average interest rate of 1.77%. The Company may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

The Revolving Credit Agreement requires the Company to maintain the following two financial ratios:

●

a current ratio, which is the ratio of consolidated current assets (including unused availability under its Revolving Credit Agreement) to consolidated current liabilities of not less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

●

a minimum interest coverage ratio, which is the ratio of EBITDAX to interest expense, of not less than 2.5 to 1.0 as of the last day of any fiscal quarter for the four fiscal quarters ending on such date.

The Revolving Credit Agreement also places restrictions on the Company and certain of its subsidiaries with respect to additional indebtedness, liens, dividends and other payments, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.

At December 31, 2015, the Company was in compliance with all required covenants. The Revolving Credit Agreement is subject to customary events of default, including a change in control (as defined in the Revolving Credit Agreement). If an event of default occurs and is continuing, the Majority Lenders (as defined in the Revolving Credit Agreement) may accelerate any amounts outstanding.

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

At any time prior to February 15, 2017, the Company may redeem up to 35% of the Notes at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings so

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

long as the redemption occurs within 120 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to February 15, 2017, the Company may redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after February 15, 2017, the Company may redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 105.625% for the 12-month period beginning on February 15, 2017, 103.750% for the 12-month period beginning February 15, 2018, 101.875% for the 12-month period beginning on February 15, 2019 and 100.00% beginning on February 15, 2020, plus accrued and unpaid interest to the redemption date.

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

At December 31, 2015, the Company was in compliance with all of these covenants.  If at any time when the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended. If the ratings on the Notes were to decline subsequently to below investment grade, the suspended covenants will be reinstated.

Capital Lease

The Company enters into capital lease agreements (“Capital Leases”) in connection with the lease of vehicles for operations and field personnel. The Capital Leases bear interest at annual rates ranging from 4.9% to 6.7% with varying maturities between February 2017 and November 2018. The Capital Leases require monthly payments of $88,280 of principal and interest.

Principal maturities of long-term debt

Principal maturities of long-term debt outstanding, excluding the premium on the Notes, at December 31, 2015 are as follows (in thousands):

2016	$951
2017	1,000
2018	264
2019	—
2020	—
Thereafter	550,000
Total	$552,215

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Interest expense

The following amounts have been incurred and charged to interest expense for the year ended December 31, 2015, 2014, and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Cash payments for interest	$43,993	$27,252	$13,555
Change in interest accrual	(348)	13,390	—
Payment-in-kind interest	—	234	2,597
Amortization of deferred loan origination costs	2,170	1,941	405
Write-off of deferred loan origination costs	532	386	820
Amortization of bond premium	(764)	(574)	—
Other interest (expense) income	(2)	(316)	(235)
Interest costs incurred	45,581	42,313	17,142
Less: capitalized interest	—	(2,689)	(3,409)
Total interest expense, net	$45,581	$39,624	$13,733

NOTE 8.	EQUITY

Preferred Stock

Pursuant to the Company’s Bylaws, the Company’s board of directors, subject to any limitations prescribed by law, may, without further stockholder approval, establish and issue from time to time one or more classes or series of preferred stock, par value $0.01 per share, covering up to an aggregate of 50.0 million shares of preferred stock. The Company had no shares of preferred stock outstanding at December 31, 2015 and 2014.
Class A Common Stock

The Company has 136.6 million shares of its Class A Common Stock outstanding as of December 31, 2015, which includes 0.6 million shares of restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A Common Stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any of our outstanding shares of preferred stock.

Class B Common Stock

The Company has 32.1 million shares of its Class B Common Stock outstanding as of December 31, 2015. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to the amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.

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

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

The PE Unit Holders generally have the right to exchange (the “Exchange Right”) their PE Units (and a corresponding number of shares of Class B Common Stock), for shares of the Company’s Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding number of shares of Class B Common Stock) exchanged, (subject to conversion rate adjustments for stock splits, stock dividends, and reclassifications) or cash at the Company’s or Parsley LLC’s election (the “Cash Option”). During the year ended December 31, 2015, no PE Unit Holders elected to exchange pursuant to their Exchange Right.

Earnings per Share

Basic EPS measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of its Class B Common Stock and the treasury stock method to determine the potential dilutive effect of outstanding restricted stock and restricted stock units.

EPS for the year ended December 31, 2015 is calculated using the 12 months ended December 31, 2015.  EPS for the year ended December 31, 2014 is calculated for the period from May 29, 2014, the closing date of the IPO, to December 31, 2014.  EPS information is not applicable for reporting periods prior to the completion of the IPO.

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	December 31, 2015	December 31, 2014, as revised (1)
Basic EPS (in thousands, except per share data)
Numerator:
Basic net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(50,484)	$61,352
Denominator:
Basic weighted average shares outstanding	111,271	93,168
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$(0.45)	$0.65
Diluted EPS
Numerator:
Net (loss) income attributable to Parsley Energy, Inc. Stockholders	(50,484)	61,352
Effect of conversion of the shares of Company's Class B Common Stock to shares of the Company's Class A Common Stock	—	—
Diluted net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(50,484)	$61,352
Denominator:
Basic weighted average shares outstanding	111,271	93,168
Effect of dilutive securities:
Class B Common Stock	—	—
Restricted Stock and Restricted Stock Units	—	103
Diluted weighted average shares outstanding (2)	111,271	93,271
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$(0.45)	$0.65
(1)	See Note 2—Summary of Significant Accounting Policies—Revision of 2014 Financial Statements.
(2)

Approximately 211,935 shares related to performance based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals were not included in the computation of EPS for the year ended December 31, 2015, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

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

Noncontrolling Interest

Concurrent with the closing of the Pacesetter Acquisition, Pacesetter’s President acquired a 37.0% interest in Pacesetter, with Operations retaining 63.0% of Pacesetter.  As a result, the Company has consolidated the financial position and results of operations of Pacesetter due to Operations’ ownership interest.  The 37.0% interest retained by Pacesetter’s President is reflected as a noncontrolling interest.

As a result of the Corporate Reorganization and the IPO in 2014, the Company acquired 74.3% of Parsley LLC, with the Existing Owners retaining ownership of 25.7% of Parsley LLC. Upon completion of the additional public offerings of Class A Common Stock in 2015 as discussed in Note 1—Organization and Nature of Operations, at December 31, 2015, the Company’s ownership of Parsley LLC was 81.0% and with the PE Unit Holders’ ownership of Parsley LLC was 19.0%. The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.  Because the increase in the Company’s ownership interest in Parsley LLC does not result in a change of control, the transaction is accounted for as an equity transaction under ASC Topic 810, “Consolidation,” which requires that any differences between the amount by which the carrying value of the Company’s basis in Parsley LLC is adjusted and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.

The following table summarizes the noncontrolling interest income (loss):

	Year ended December 31,
	2015	2014
	(in thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$(21,870)	$33,293
Pacesetter	(677)	—
Total net income (loss) attributable to noncontrolling interest	$(22,547)	$33,293

There was no noncontrolling interest during the year ended December 31, 2013.

NOTE 9.	STOCK BASED COMPENSATION

In connection with the IPO in May 2014, the Company adopted the Parsley Energy, Inc. 2014 Long Term Incentive Plan for employees, consultants, and directors of the Company who perform services for the Company.  Refer to “Executive Compensation and Other Information—Narrative Disclosure to Summary Compensation Table—2014 Long-Term Incentive Plan” in the Company’s Proxy Statement filed on Schedule 14A for the 2015 Annual Meeting of Stockholders for additional information related to this equity based compensation plan.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

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

The following table summarizes the Company’s restricted stock, restricted stock unit, and performance unit activity for the year ended December 31, 2015:

	Restricted Stock	Restricted Stock Units	Performance Units
	(in thousands)
Outstanding at January 1, 2015	733	24	—
Awards granted (a)	42	513	212
Forfeited	(69)	(22)	—
Vested	(45)	(2)	—
Outstanding at December 31, 2015	661	513	212

(a) Weighted average grant date fair value	$16.99	$16.77	$24.20

Stock based compensation expense associated with restricted stock, restricted stock units, and performance units was $8.1 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively, and is included in general and administrative expenses on the Company’s consolidated and combined statement of operations.  The Company recognizes stock based compensation expense on restricted stock units with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. There was approximately $16.7 million of unamortized compensation expense relating to outstanding restricted stock, restricted stock units, and performance units at December 31, 2015.

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

December 31, 2015

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

In connection with the Corporate Reorganization, all of the incentive units were immediately vested and converted into PE Units and, subsequently, a portion of such PE Units were exchanged on a one for one basis for shares of Class A Common Stock. As a result, Parsley LLC was required to recognize the unrecognized cumulative incentive unit compensation expense of $51.1 million recognized during the year ended December 31, 2014 which is included in general and administrative expenses on the Company’s consolidated and combined statement of operations.

NOTE 10.	INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The tax returns and the amount of taxable income or loss are subject to examination by federal and state taxing authorities.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets, including net operating losses. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. The Company believes it is more likely than not that certain net operating losses can be carried forward and utilized. At December 31, 2015, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next twelve months. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense.

Parsley LLC, the Company’s accounting predecessor, is a limited liability company that is not subject to United States (“U.S.”) federal income tax. The Company is a corporation and is subject to U.S. federal income tax. The tax implications of the IPO and the Company’s concurrent Corporate Reorganization, and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying consolidated and combined financial statements.  The effective combined U.S. federal and state income tax rate as of December 31, 2015 was 24.5%.  During the years ended December 31, 2015, 2014, and 2013, the Company recognized an income tax benefit of $23.8 million, an income tax expense of $36.5 million, and an income tax expense of $1.9 million, respectively.  Total income tax differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the change in corporate status, state taxes, and the impact of earnings (loss) attributable to noncontrolling ownership interests.

As part of the Corporate Reorganization, certain of the Existing Owners exchanged all or part of their PE Units for shares of the Company’s common stock, as discussed in Note 1 – Organization and Nature of Operations. On the date of the Corporate Reorganization, a corresponding “first day” tax charge of approximately $95.5 million was recorded to establish a net deferred tax liability for differences between the tax and book basis of Parsley LLC’s assets and liabilities. In addition, at December 31, 2015 the Company had recorded a long-term liability of $51.5 million for the TRA (as defined herein) and a corresponding deferred tax asset of $60.6 million.

As a result of the public offerings of Class A Common Stock, as discussed in Note 1—Organization and Nature of Operations, the Company’s statutory rate related to certain tax and book basis timing differences increased by 2%, calculated by multiplying the 6.7% increase in the Company’s ownership of Parsley LLC by the Company’s federal tax rate of 35%.  As a result, the Company recorded additional deferred tax liability of $18.4 million during the year ended December 31, 2015.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

The components of the income tax (benefit) expense were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$286	$—	$—
Deferred	(27,535)	31,968	—
Total federal	(27,249)	31,968	—
State, net of federal benefit:
Deferred	3,494	4,500	1,906
Total state	3,494	4,500	1,906
Income tax (benefit) expense	$(23,755)	$36,468	$1,906

The following table reconciles the income tax (benefit) expense with income tax expense at the federal statutory rate for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes	$(96,785)	$93,190	$29,416
Plus: net loss prior to corporate reorganization	—	37,378	—
Less: net loss (income) before income taxes attributable to noncontrolling interest	22,438	(33,293)	—
Income (loss) before income taxes and noncontrolling interest subsequent to corporate reorganization	(74,347)	97,275	29,416
Income taxes at the federal statutory rate	(26,022)	34,046	—
State income taxes, net of federal benefit	3,494	967	—
State income taxes, prior to corporate reorganization	—	1,246	1,906
Provision to return adjustment	(1,217)	170	—
Permanent and other	(10)	39	—
Income tax (benefit) expense	$(23,755)	$36,468	$1,906

Net (loss) income attributable to Parsley Energy Inc. Stockholders	$(50,484)	$23,429	$27,510
Net (loss) income attributable to noncontrolling interest	$(22,547)	$33,293	$—

As of December 31, 2015, the Company had approximately $0.3 million of alternative minimum tax credits available that do not expire. In addition, the Company had approximately $50.4 million of federal net operating loss carryovers that expire during the years 2033 through 2035. Excess tax benefits of approximately $.2 million associated with the vesting of restricted stock awards are included in the federal net operating loss carryovers, but will not be recognized as a tax benefit recorded to additional paid-in capital until realized.

Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company may be found to have experienced an ownership change within the meaning of IRC Section 382 during 2015 that could subject a portion of the federal net operation loss carryforwards to an IRC Section 382 limitation. Such limitation would not result in a current federal tax liability at December 31, 2015.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2015	2014
Current:
Liabilities:
Derivative fair value gain	$—	$(12,601)
Total current deferred tax liability	—	(12,601)
Net current deferred tax liability	—	(12,601)

Noncurrent:
Assets:
Asset retirement obligations	5,297	4,379
Materials and supplies	—	431
Deferred stock based compensation	3,066	644
Net operating loss carryforward	18,141	50,425
Total noncurrent deferred tax assets	26,504	55,879
Liabilities:
Book basis of oil and natural gas properties in excess of tax basis	(64,792)	(108,825)
Derivative fair value gain	(23,969)	(8,874)
Earnings in investment in subsidiary	(705)	(514)
Total noncurrent deferred tax liabilities	(89,466)	(118,213)
Net noncurrent deferred tax liability	$(62,962)	$(62,334)

NOTE 11.	RELATED PARTY TRANSACTIONS

Well Operations

During the years ended December 31, 2015, 2014, and 2013, several of the Company’s directors, officers, 10% stockholders, their immediate family, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the years ended December 31, 2015, 2014, and 2013, totaled $5.2 million, $11.3 million, and $14.4 million, respectively.  The revenues disbursed to the Related Party Working Interest Owners for the year ended December 31, 2014 include $2.1 million of revenues for the five months ended May 29, 2014 for entities no longer considered a related party due to their direct relationship with Diamond K (defined herein).

As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.

Acquisitions

During the year ended December 31, 2013, The Company acquired, from certain of its directors and officers, additional working interests in wells it operates through a number of separate, individually negotiated transactions for an aggregate total of and $19.4 million, respectively.

Tex-Isle Supply, Inc. Purchases

The Company makes purchases of equipment used in its drilling operations from Tex-Isle Supply, Inc. (“Tex-Isle”). Tex-Isle is controlled by a party who is also the general partner of Diamond K Interests, LP (“Diamond K”), a former member of Parsley LLC. In connection with the IPO, Diamond K exchanged its membership interest for shares of Class A Common Stock. As of May 29, 2014, Diamond K is no longer considered a related party as their ownership interest fell below 10% due to this transaction, which results in Tex-Isle no longer being considered a related party. During the five months ended May 29, 2014, the Company made purchases of

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

equipment used in its drilling operations totaling $29.3 million, from Tex-Isle.  During the year ended December 31, 2013, the Company made purchases of equipment used in its drilling operations totaling $68.1 million.

Spraberry Production Services LLC

At December 31, 2015, the Company owns a 42.5% interest in SPS and accounts for this investment using the equity method.  Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions.  During the years ended December 31, 2015, 2014 and 2013, the Company incurred charges totaling $4.8 million, $5.1 million, and $3.3 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.

Lone Star Well Service, LLC

The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”). Lone Star is controlled by SPS.  During the years ended December 31, 2015 and 2014, the Company incurred charges totaling $5.0 million and $0.7 million, for services performed by Lone Star for the Company’s well operations and drilling activities.  There were no such charges incurred during 2013.

Davis, Gerald, and Cremer

During the years ended December 31, 2015, 2014, and 2013, the Company incurred charges totaling $0.2 million, $0.2 million, and $0.3 million, respectively, for legal services from Davis, Gerald & Cremer, PC, of which our director David H. Smith is a shareholder.

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

Tax Receivable Agreement

In connection with the IPO, on May 29, 2014, the Company entered into a Tax Receivable Agreement (the “TRA”) with Parsley LLC, and certain holders of PE Units prior to the IPO (each such person a “TRA Holder”), including certain executive officers. This agreement generally provides for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of (i) any tax basis increases resulting from the contribution in connection with the IPO by such TRA Holder of all or a portion of its PE Units to the Company in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock pursuant to the Exchange Right (or resulting from an exchange of PE Units for cash pursuant to the Cash Option) and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The term of the TRA commences on May 29, 2014 and continues until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA. If the Company elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control. As of December 31, 2015 there have been no payments associated with the TRA.

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment-related disputes. We do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures, and to comply with regulatory policies and procedures.

The Company accounts for environmental contingencies in accordance with the accounting guidance related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed or readily determinable. At December 31, 2015 and 2014, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Drilling Commitments

The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators.  The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided.  The following table summarizes the Company’s drilling commitments as of December 31, 2015:

	Payments Due by Period
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Drilling commitments	$21,735	$8,449	$—	$—	$—	$—	$30,184

Derivative Obligations

The future deferred premium payments related to derivative agreements as of December 31, 2015 was as follows (in thousands):

	Payments Due by Period
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Derivative obligations	$11,675	$4,950	$—	$—	$—	$—	$16,625

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

Operating Leases

The estimated future minimum lease payments under long-term operating lease agreements as of December 31, 2015 was as follows (in thousands):

	For the years ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total

Office Leases	$4,786	$5,158	$5,276	$5,398	$5,395	$21,102	$47,115
Vehicle Operating Leases	6,625	—	—	—	—	—	6,625
Office Equipment	160	106	38	—	—	—	304
Total	$11,571	$5,264	$5,314	$5,398	$5,395	$21,102	$54,044

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $4.7 million, $1.5 million and $0.7 million, respectively.

NOTE 13.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.  These assets and liabilities can include inventory, proved and unproved oil and natural gas properties, and other long-lived assets that are written down to fair value when they are impaired.

Materials and Supplies.  During the year ended December 31, 2015, the Company recognized impairment of $4.1 million primarily to reduce the carrying value of oil and gas drilling and repair items.  The Company calculated the estimated fair value of the inventory using significant Level 2 assumptions based on third-party price quotes for the asset in an active market.  The impairment

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

charges are included in other income (expense) in the Company’s accompanying consolidated and combined statements of operations.  No impairment charge was recorded during the years ended December 31, 2014 and 2013.

Proved oil and natural gas properties. During the year ended December 31, 2015, reductions in management’s long-term commodity price outlooks provided indications of possible impairment.  As a result of management’s assessments, during the year ended December 31, 2015, the Company recognized impairment charges of $1.0 million to reduce the carrying values of certain properties in Upton County to their estimated fair values.

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

Financial Instruments not carried at Fair Value

The book value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The book value of the Company’s Revolving Credit Agreement approximates its fair value as the interest rate is variable.

The estimated fair value of the Company’s $550 million of Notes at December 31, 2014, was approximately $522.6 million. The fair value of the Notes is classified as a level 2 measurement as it is calculated based on market quotes.

Financial Assets and Liabilities Measured at Fair Value

Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying consolidated and combined balance sheets and in Note 3—Derivative Financial Instruments. The company adjusts the valuations from the valuation model for nonperformance risk and for counterparty risk.  The fair values of the Company’s commodity derivative instruments are classified as level 2 measurements as they are calculated using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors. The following summarizes the fair value of the Company’s derivative assets and liabilities according to their fair value hierarchy as of the reporting dates indicated (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Commodity derivative contracts
Assets:
Short-term derivative instruments	$—	$83,262	$—	$83,262
Long-term derivative instruments	—	25,839	—	25,839
Total derivative instrument - asset	$—	$109,101	$—	$109,101

Liabilities:
Short-term derivative instruments	$—	$(34,518)	$—	$(34,518)
Long-term derivative instruments	—	(15,142)	—	(15,142)
Total derivative instruments - liability	—	(49,660)	—	(49,660)
Net commodity derivative asset	$—	$59,441	$—	$59,441

PARSLEY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2015

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

There were no transfers in to or out of level 2 during the years ended December 31, 2015 or 2014.

NOTE 14.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

During the first quarter of 2016, the Company acquired certain undeveloped acreage and producing oil and gas properties located adjacent to existing operating areas in Upton, Reagan, and Glasscock Counties for an aggregate purchase price of $148.5 million, of which the Company paid a deposit of $10.0 million during December 2015.  The deposit is included in other current assets on the consolidated and combined balance sheets and as an operating activity on the consolidated and combined statement of cash flows, included herein. The acquisition added 260 gross (227 net) horizontal drilling locations across 6,040 gross (5,274 net) surface acres and production from three producing horizontal wells.  The acquisition also included one drilled horizontal well that was completed by the seller during January 2016.

SUPPLEMENTAL DISCLOSURE OF OIL AND NATURAL GAS OPERATIONS (Unaudited)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized Costs

	December 31,
	2015	2014
Oil and natural gas properties:	(in thousands)
Proved properties	$1,627,367	$1,248,376
Unproved properties	618,794	624,240
Total oil and natural gas properties	2,246,161	1,872,616
Less accumulated depreciation, depletion and amortization	(290,186)	(128,044)
Net oil and natural gas properties capitalized	$1,955,975	$1,744,572

Costs Incurred for Oil and Natural Gas Producing Activities

	Year Ended December 31,
	2015	2014	2013
Acquisition costs:	(in thousands)
Proved properties	$16,422	$233,899	$142,695
Unproved properties	57,385	528,301	65,686
Development costs	404,291	488,673	268,400
Total	$478,098	$1,250,873	$476,781

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2015, which have been prepared and presented under SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2015 was based on an unweighted average 12-month average WTI posted price per Bbl for oil and NGLs, and a Henry Hub spot natural gas price per Mcf for natural gas, as set forth in the following table:

	Year Ended December 31,
	2015	2014	2013
Oil (per Bbl)	$46.54	$85.99	$92.53
Natural gas liquids (per Bbl)	$16.42	$35.27	$36.20
Natural gas (per Mcf)	$2.53	$4.28	$3.46

Subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This requirement has limited, and may continue to limit, the Company’s potential to record additional proved undeveloped reserves as it pursues its drilling program. Moreover, the Company may be required to write down its proved undeveloped reserves if it does not drill on those reserves with the required five-year timeframe. The Company does not have any proved undeveloped reserves which have remained undeveloped for five years or more.

The Company’s proved oil and natural gas reserves are located in the United States in the Permian Basin of West Texas. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

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

The following table provides a roll forward of the total proved reserves for the years ended December 31, 2015, 2014, and 2013, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Year Ended December 31, 2015
	Crude Oil	Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	47,617	22,667	123,645	90,891
Extensions and discoveries	38,518	9,232	53,044	56,590
Revisions of previous estimates	(6,688)	(6,934)	(11,825)	(15,593)
Purchases of reserves in place	1,133	551	4,138	2,374
Divestures of reserves in place	(1,896)	(278)	(1,488)	(2,422)
Production	(4,807)	(1,500)	(10,339)	(8,030)
End of the year	73,877	23,738	157,175	123,810

Proved Developed Reserves:
Beginning of the year	23,547	11,491	65,484	45,952
End of the year	27,628	10,890	77,612	51,454

Proved Undeveloped Reserves:
Beginning of the year	24,070	11,175	58,161	44,939
End of the year	46,249	12,848	79,563	72,357

	Year Ended December 31, 2014
	Crude Oil	Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	29,507	12,357	77,818	54,834
Extensions and discoveries	18,776	8,157	41,348	33,824
Revisions of previous estimates	(7,832)	(528)	(6,714)	(9,480)
Purchases of reserves in place	10,006	3,906	18,244	16,953
Divestures of reserves in place	—	—	—	—
Production	(2,840)	(1,225)	(7,051)	(5,240)
End of the year	47,617	22,667	123,645	90,891

Proved Developed Reserves:
Beginning of the year	13,560	4,762	31,301	23,539
End of the year	23,547	11,491	65,484	45,952

Proved Undeveloped Reserves:
Beginning of the year	15,947	7,595	46,517	31,295
End of the year	24,070	11,175	58,161	44,939

	Year Ended December 31, 2013
	Crude Oil	Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)	Boe
	(in thousands)
Proved Developed and Undeveloped Reserves:
Beginning of the year	12,987	4,732	30,214	22,755
Extensions and discoveries	10,378	4,840	29,489	20,132
Revisions of previous estimates	(2,029)	(796)	(1,813)	(3,127)
Purchases of reserves in place	9,223	3,695	23,937	16,908
Divestures of reserves in place	(3)	(1)	(7)	(5)
Production	(1,049)	(113)	(4,002)	(1,829)
End of the year	29,507	12,357	77,818	54,834
Proved Developed Reserves:
Beginning of the year	5,834	1,906	12,186	9,771
End of the year	13,560	4,762	31,301	23,539

Proved Undeveloped Reserves:
Beginning of the year	7,153	2,826	18,028	12,984
End of the year	15,947	7,595	46,517	31,295

Extensions and discoveries of 56,590 MBoe, 33,824 MBoe and 20,132 MBoe during the years ended December 31, 2015, 2014 and 2013, result primarily from the drilling of new wells during each year and from new proved undeveloped locations added during each year.

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

The estimates of future cash flows and future production and development costs as of December 31, 2015, 2014, and 2013 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil, NGLs, and natural gas reserves is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Future cash inflows (1)	$4,225,912	$5,423,551	$3,446,766
Future development costs	(829,560)	(642,746)	(515,247)
Future production costs	(1,534,011)	(1,640,422)	(1,097,734)
Future income tax expenses	(240,203)	(903,354)	(24,127)
Future net cash flows	1,622,138	2,237,029	1,809,658
10% discount to reflect timing of cash flows	(1,024,290)	(1,281,400)	(1,088,878)
Standardized measure of discounted future net cash flows	$597,848	$955,629	$720,780

(1)

Future net cash flows do not include the effects of U.S. federal income taxes on future results because the Company was a limited liability company not subject to entity-level federal income taxation as of December 31, 2013. Accordingly, no provision for federal corporate income taxes has been provided because taxable income was passed through to the Company’s equity holders. However, the Company’s operations located in Texas are subject to an entity-level tax, the Texas Margin Tax, at a statutory rate of up to 1.0% of income that is apportioned to Texas. Following the Corporate Reorganization, the Company was a subchapter C corporation subject to U.S. federal and state income taxes. If the Company had been subject to entity-level income taxation, the unaudited pro forma future income tax expense at December 31, 2013 would have been $562.5 million. The unaudited standardized measure at December 31, 2013 would have been $497.7 million.

In the foregoing determination of future cash inflows, sales prices used for oil, NGLs, and natural gas for December 31, 2015, 2014, and 2013, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions.

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

Changes in the standardized measure of discounted future net cash flows relating to proved oil, NGLs, and natural gas reserves are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Standardized measure of discounted future net cash flows at the beginning of the year	$955,629	$720,780	$296,048
Sales of oil and natural gas, net of production costs	(185,344)	(244,745)	(97,365)
Purchase of minerals in place	4,872	279,725	227,937
Divestiture of minerals in place	(53,018)	—	(122)
Extensions and discoveries, net of future development costs	485,380	537,241	204,135
Previously estimated development costs incurred during the period	12,560	96,881	57,158
Net changes in prices and production costs	(821,783)	(74,080)	11,463
Changes in estimated future development costs	77,621	(9,517)	2,793
Revisions of previous quantity estimates	(225,485)	(126,395)	(41,242)
Accretion of discount	131,442	73,107	30,010
Net change in income taxes	249,065	(348,501)	(6,240)
Net changes in timing of production and other	(33,091)	51,133	36,205
Standardized measure of discounted future net cash flows at the end of the year	$597,848	$955,629	$720,780