Form 10-Q
period 2016-09-30
Parsley Energy, Inc.
filed 2016-11-04
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 4, 2016, the registrant had 179,590,617 shares of Class A common stock and 28,008,573 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words "could," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report") and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission ("SEC"). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.

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

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

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

(i)
Costs of topographical, geographical and geophysical studies, rights of access to properties to conduct those studies, and salaries and other expenses of geologists, geophysical crews, and others conducting those studies. Collectively, these are referred to as geological and geophysical costs or G&G costs.

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

(24)
Net acres or net wells. The percentage of total acres or wells, as the case may be, an owner has out of a particular number of gross acres or wells. For example, an owner who has a 50% interest in 100 gross acres owns 50 net acres.

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

(30)
Proved undeveloped reserves or PUDs. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. The following rules apply to PUDs:

(i)
Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances;

(ii)
Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time; and

(iii)
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

PART 1: FINANCIAL INFORMATION
Item 1:  Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$571,762	$343,084
Restricted cash	2,755	1,139
Accounts receivable:
Joint interest owners and other	13,708	14,998
Oil, natural gas and NGLs	45,685	21,219
Related parties	331	390
Short-term derivative instruments, net	32,537	83,262
Other current assets	25,713	24,234
Total current assets	692,491	488,326
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	3,435,514	2,246,161
Accumulated depreciation, depletion and impairment	(450,387)	(290,186)
Total oil and natural gas properties, net	2,985,127	1,955,975
Other property, plant and equipment, net	47,441	29,778
Total property, plant and equipment, net	3,032,568	1,985,753
NONCURRENT ASSETS
Long-term derivative instruments, net	21,017	25,839
Deferred tax asset	6,832	—
Other noncurrent assets	3,564	5,182
Total noncurrent assets	31,413	31,021
TOTAL ASSETS	$3,756,472	$2,505,100

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$132,749	$151,221
Revenue and severance taxes payable	57,926	37,109
Current portion of long-term debt	1,543	951
Short-term derivative instruments, net	21,122	34,518
Current portion of asset retirement obligations	3,214	4,698
Total current liabilities	216,554	228,497
NONCURRENT LIABILITIES
Long-term debt	942,726	546,832
Asset retirement obligations	13,917	13,522
Deferred tax liability	6,536	62,962
Payable pursuant to tax receivable agreement	101,678	51,504
Long-term derivative instruments, net	12,465	15,142
Other noncurrent liabilities	2	—
Total noncurrent liabilities	1,077,324	689,962
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 179,730,033 shares issued and 179,590,617 shares outstanding at September 30, 2016 and 136,728,906 shares issued and 136,623,407 shares outstanding at December 31, 2015	1,797	1,360
Class B, $0.01 par value, 125,000,000 shares authorized, 28,008,573 and 32,145,296 issued and outstanding at September 30, 2016 and December 31, 2015	280	321
Additional paid in capital	2,149,388	1,252,020
(Accumulated deficit) retained earnings	(32,510)	10,868
Treasury stock, at cost, 139,416 shares and 105,421 at September 30, 2016 and December 31, 2015	(381)	(77)
Total stockholders' equity	2,118,574	1,264,492
Noncontrolling interest	344,020	322,149
Total equity	2,462,594	1,586,641
TOTAL LIABILITIES AND EQUITY	$3,756,472	$2,505,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
REVENUES
Oil sales	$112,705	$51,670	$255,865	$158,776
Natural gas sales	8,457	7,060	19,834	20,712
Natural gas liquids sales	10,770	5,504	24,811	17,817
Other	733	—	733	—
Total revenues	132,665	64,234	301,243	197,305
OPERATING EXPENSES
Lease operating expenses	16,407	15,131	44,509	49,993
Production and ad valorem taxes	8,391	3,471	18,993	13,397
Depreciation, depletion and amortization	65,741	46,085	171,113	127,873
General and administrative expenses (including stock-based compensation of $3,316 and $2,102 for the three months ended September 30, 2016 and 2015 and $9,466 and $5,855 for the nine months ended September 30, 2016 and 2015)	24,695	15,721	61,301	42,785
Exploration costs	3,113	3,824	12,779	8,558
Acquisition costs	440	—	926	—
Accretion of asset retirement obligations	190	187	575	657
Rig termination costs	—	—	—	8,970
Other operating expenses	1,220	233	3,767	256
Total operating expenses	120,197	84,652	313,963	252,489
OPERATING INCOME (LOSS)	12,468	(20,418)	(12,720)	(55,184)
OTHER (EXPENSE) INCOME
Interest expense, net	(15,561)	(11,393)	(38,954)	(34,334)
Gain (loss) on sale of property	—	1,300	(119)	2,331
Gain (loss) on derivatives	1,374	34,290	(23,842)	23,699
Other (expense) income	(1,201)	(579)	(950)	1,260
Total other (expense) income, net	(15,388)	23,618	(63,865)	(7,044)
(LOSS) INCOME BEFORE INCOME TAXES	(2,920)	3,200	(76,585)	(62,228)
INCOME TAX BENEFIT (EXPENSE)	1,279	(557)	21,765	15,133
NET (LOSS) INCOME	(1,641)	2,643	(54,820)	(47,095)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,065)	(1,734)	11,383	11,851
NET (LOSS) INCOME ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$(2,706)	$909	$(43,437)	$(35,244)

Net (loss) income per common share:
Basic	$(0.02)	$0.01	$(0.28)	$(0.33)
Diluted	$(0.02)	$0.01	$(0.28)	$(0.33)
Weighted average common shares outstanding:
Basic	173,241	109,218	156,018	106,212
Diluted	173,241	109,592	156,018	106,212
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	(Accumulated deficit) retained earnings	Treasury stock	Treasury stock	Total stockholders' equity	Noncontrolling interest	Total equity
	(In thousands)
Balance at December 31, 2015	136,729	32,145	$1,360	$321	$1,252,020	$10,868	105	$(77)	$1,264,492	$322,149	$1,586,641
Adoption of ASU 2016-09	—	—	—	—	—	59	—	—	59	—	59
Restated balance	136,729	32,145	1,360	321	1,252,020	10,927	105	(77)	1,264,551	322,149	1,586,700
Issuance proceeds, net of underwriters discount and expenses	38,812	—	388	—	929,927	—	—	—	930,315	—	930,315
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	(80,255)	—	—	—	(80,255)	80,255	—
Increase in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(11,619)	—	—	—	(11,619)	—	(11,619)
Exchange of PE Units and Class B Common Stock for Class A Common Stock	4,137	(4,137)	41	(41)	47,001	—	—	—	47,001	(47,001)	—
Change in net deferred tax liability due to exchange of PE Units and Class B Common Stock for Class A Common Stock	—	—	—	—	(5,999)	—	—	—	(5,999)	—	(5,999)
Tax benefit from tax receivable agreement	—	—	—	—	8,855	—	—	—	8,855	—	8,855
Issuance of restricted stock	37	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	15	—	8	—	(8)	—	—	(91)	(91)	—	(91)
Repurchase of common stock	—	—	—	—	—	—	12	(213)	(213)	—	(213)
Restricted stock forfeited	—	—	—	—	(106)	—	22	—	(106)	—	(106)
Stock-based compensation	—	—	—	—	9,572	—	—	—	9,572	—	9,572
Net loss	—	—	—	—	—	(43,437)	—	—	(43,437)	(11,383)	(54,820)
Balance at September 30, 2016	179,730	28,008	$1,797	$280	$2,149,388	$(32,510)	139	$(381)	$2,118,574	$344,020	$2,462,594
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,820)	$(47,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	171,113	127,873
Exploration costs	6,026	2,867
Accretion of asset retirement obligations	575	657
Loss (gain) on sale of property	119	(2,331)
Amortization and write off of deferred loan origination costs	2,293	2,125
Amortization of bond premium	(617)	(573)
Stock-based compensation	9,466	5,855
Deferred income tax benefit	(21,765)	(15,133)
Loss (gain) on derivatives	23,842	(23,699)
Net cash received for derivative settlements	28,678	32,054
Net cash received (paid) for option premiums	(2,270)	25,706
Net premiums received on options that settled during the period	26,181	7,130
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,616)	—
Accounts receivable	(23,295)	16,450
Accounts receivable—related parties	59	3,478
Materials and supplies	—	3,767
Other current assets	(38,436)	(9,023)
Other noncurrent assets	682	(937)
Accounts payable and accrued expenses	28,168	(16,748)
Revenue and severance taxes payable	20,817	(1,569)
Other noncurrent liabilities	2	(374)
Net cash provided by operating activities	175,202	110,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(385,076)	(282,171)
Acquisitions of oil and natural gas properties	(864,870)	(64,921)
Acquisition of Pacesetter Drilling, LLC	—	(2,408)
Additions to other property and equipment	(20,818)	(19,690)
Proceeds from sale of oil and natural gas properties	—	10,448
Proceeds from sale of other property and equipment	—	1,199
Net cash used in investing activities	(1,270,764)	(357,543)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	404,000	105,000
Payments on long-term debt	(813)	(225,510)
Debt issuance costs	(8,958)	(782)
Proceeds from issuance of common stock, net	930,315	441,000
Repurchase of common stock	(213)	(71)
Vesting of restricted stock units	(91)	(6)
Net cash provided by financing activities	1,324,240	319,631
Net increase in cash and cash equivalents	228,678	72,568
Cash and cash equivalents at beginning of period	343,084	50,550
Cash and cash equivalents at end of period	$571,762	$123,118
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$42,909	$43,306
Cash paid for income taxes	$315	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$(1,124)	$3,201
(Reductions) additions to oil and natural gas properties - change in capital accruals	$(46,669)	$34,832
Additions to other property and equipment funded by capital lease borrowings	$1,517	$616
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, the "Company") was formed on December 11, 2013, pursuant to the laws of the State of Delaware, and is engaged in the acquisition and development of unconventional oil and natural gas reserves located in the Permian Basin, which is located in West Texas and Southeastern New Mexico.
Public Offering of Common Stock
On August 15, 2016, the Company entered into an underwriting agreement to sell 8,337,500 shares of Class A Common Stock, par value $0.01 per share ("Class A Common Stock") (including 1,087,500 shares issued pursuant to the underwriters’ option to purchase additional shares), at a price of $33.55 per share in an underwritten public offering (the "Equity Offering"). The Equity Offering closed on August 19, 2016 and resulted in gross proceeds to the Company of approximately $279.7 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of approximately $271.1 million.
Private Placement of Senior Notes
On August 16, 2016, Parsley Energy, LLC, the Company’s majority-owned subsidiary ("Parsley LLC"), and Parsley Finance Corp., a wholly owned subsidiary of Parsley LLC ("Finance Corp."), as issuers, and certain other subsidiaries of Parsley LLC, as guarantors, entered into a purchase agreement to sell an additional $200.0 million aggregate principal amount of 6.250% senior notes due 2024 (the "New 2024 Notes") at 102.000% of par, plus accrued and unpaid interest from May 27, 2016, in an offering that was exempt from registration under the Securities Act (the "New 2024 Notes Offering"). The New 2024 Notes were issued as additional notes under the indenture governing the $200.0 million aggregate principal amount of the Company's 6.250% senior notes due 2024 that were issued on May 27, 2016 (the "Initial 2024 Notes," and together with the New 2024 Notes, the "2024 Notes"). The New 2024 Notes have identical terms, other than the issue date, as the Initial 2024 Notes, and the New 2024 Notes and Initial 2024 Notes will be treated as a single class of securities under the indenture. The New 2024 Notes Offering closed on August 19, 2016 and resulted in gross proceeds to the Company of $206.8 million, including a $4.0 million premium and $2.8 million of accrued and unpaid interest, and net proceeds to the Company, after deducting accrued and unpaid interest, initial purchaser discounts and commissions and offering expenses, of approximately $199.6 million. The interest received is included in "Accounts payable and accrued expenses" on the condensed consolidated balance sheets and as an operating activity on the condensed consolidated statements of cash flows, each included in this Quarterly Report.
Revolving Credit Agreement
On October 28, 2016, the Company entered into a credit agreement with, among others, Wells Fargo Bank, National Association, as administrative agent (the "New Revolving Credit Agreement"), which replaced the Company's previously existing amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent. As used in this Quarterly Report, the term "Revolving Credit Agreement" refers, prior to October 28, 2016, to the previously existing amended and restated credit agreement and, subsequent to October 28, 2016, to the New Revolving Credit Agreement. See Note 15—Subsequent Events.
NOTE 2. BASIS OF PRESENTATION
These condensed consolidated financial statements include the accounts of Parsley Energy, Inc., its majority-owned subsidiary, Parsley LLC, and the wholly owned subsidiaries of Parsley LLC as of September 30, 2016: (i) Parsley Energy, L.P. ("Parsley LP"), (ii) Parsley Energy Management, LLC, the former general partner of Parsley LP (the "Former General Partner"), (iii) Parsley Energy Operations, LLC ("Operations"), (iv) Finance Corp., (v) Parsley Energy Aviation, LLC, a wholly owned subsidiary of Operations, and (vi) Parsley Minerals, LLC, a wholly owned subsidiary of Parsley LP ("Minerals LLC"). Operations also owns a 63.0% interest in Pacesetter Drilling, LLC ("Pacesetter"). The Company includes the accounts of Pacesetter in its condensed consolidated financial statements. Parsley LP owns a 42.5% noncontrolling interest in Spraberry Production Services, LLC ("SPS"). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intra-company balances and transactions have been eliminated.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report, as permitted by SEC rules and regulations. We believe the disclosures made in this Quarterly Report are adequate to make the information herein not misleading. We recommend that these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report.
In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2016.
Use of Estimates
These condensed consolidated financial statements and related notes are presented in accordance with GAAP. Preparation in accordance with GAAP requires us to (i) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board ("FASB") and by the SEC and (ii) make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our management believes the major estimates and assumptions impacting our condensed consolidated financial statements are the following:

•
estimates of proved reserves of oil and natural gas, which affect the calculations of depletion, depreciation and amortization ("DD&A") and impairment of capitalized costs of oil and natural gas properties;

•	estimates of asset retirement obligations;

•	estimates of the fair value of oil and natural gas properties we own, particularly properties that we have not yet explored, or fully explored, by drilling and completing wells;

•	impairment of undeveloped properties and other assets;

•	depreciation of property and equipment; and

•	valuation of commodity derivative instruments.

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
Change in Accounting Principles
The Company adopted Accounting Standards Update ("ASU") 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016. This standard requires companies that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the underlying debt liability. To the extent that there are no borrowings under the Revolving Credit Agreement, the related deferred loan costs will continue to be classified as an asset. The guidance required retrospective application in the condensed consolidated financial statements. The Company had no borrowings outstanding under the Revolving Credit Agreement at September 30, 2016 and December 31, 2015, and as such, approximately $1.4 million and $2.3 million, respectively, of deferred loan costs related to the Revolving Credit Agreement are included in "Other noncurrent assets" on the condensed consolidated balance sheets and as an operating activity on the condensed consolidated statements of cash flows included in this Quarterly Report. The Company’s 7.500% senior notes due 2022 (the "2022 Notes") and the 2024 Notes (together with the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2022 Notes, the "Notes") are presented net of approximately $16.7 million and $9.1 million of deferred loan costs at September 30, 2016 and December 31, 2015, respectively.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Recent Accounting Pronouncements
In 2014 and 2016, the FASB issued ASU Nos. 2014-09, 2016-08, 2016-10, 2016-11 and 2016-12, Revenue from Contracts with Customers, which require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers amongst other things. These ASUs will replace most existing revenue recognition guidance in GAAP when they become effective. The new standard will be effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU Nos. 2014-09, 2016-08, 2016-10, 2016-11 and 2016-12 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lessees’ recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323), which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted for any entity in any interim or annual period. The amended guidance is not expected to materially affect the Company’s condensed consolidated financial statements or notes to the condensed consolidated financial statements.

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
The following table sets forth the volumes associated with the Company's outstanding oil derivative contracts expiring during the periods indicated and the weighted average oil prices for those contracts:

Crude Options	Three Months Ending December 31, 2016	Year Ending December 31, 2017	Year Ending December 31, 2018
Purchased:
Puts (1)
Notional (MBbl)	2,160	7,248	900
Weighted average strike price	$45.03	$49.28	$52.50
Sold:
Puts (1)
Notional (MBbl)	(2,160)	(7,248)	(900)
Weighted average strike price	$32.78	$37.62	$40.00
Basis swap contracts: (2)
Midland-Cushing index swap volume (MBbl)	758	4,290	—
Price differential ($/Bbl)	$(0.87)	$(1.03)	$—

(1)	Excludes 9,114 notional MBbls with a fair value of $73.8 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.

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
The following table sets forth the volumes associated with the Company's outstanding natural gas derivative contracts expiring during the periods indicated and the weighted average natural gas prices for those contracts:

Natural Gas Three-Way Collars	Year Ending December 31, 2017
Purchased:
Puts
Notional (MMbtu)	5,700
Weighted average strike price	$2.75
Sold:
Puts
Notional (MMbtu)	(5,700)
Weighted average strike price	$2.36
Calls
Notional (MMbtu)	(5,700)
Weighted Average Strike Price	$4.02

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company recognized gains on derivatives of $1.4 million and $34.3 million for the three months ended September 30, 2016 and 2015, respectively. The Company recognized loss on derivatives of $23.8 million and gain on derivatives of $23.7 million for the nine months ended September 30, 2016 and 2015, respectively. The gains and losses are included in the condensed consolidated statements of operations line item, "Gain (loss) on derivatives." The fair value of the derivative instruments is discussed in Note 14—Disclosures about Fair Value of Financial Instruments.
The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During the three and nine months ended September 30, 2016 and 2015, the Company did not receive or post any margins in connection with collateralizing its derivative positions.
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with the brokers as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
September 30, 2016
Derivative assets with right of offset or master netting agreements	$127,322	$(73,768)	$53,554
Derivative liabilities with right of offset or master netting agreements	(107,355)	73,768	(33,587)

December 31, 2015
Derivative assets with right of offset or master netting agreements	407,052	(297,951)	109,101
Derivative liabilities with right of offset or master netting agreements	(347,611)	297,951	(49,660)

Concentration of Credit Risk
The financial integrity of the Company’s exchange-traded contracts is assured by NYMEX through financial safeguards and transaction guarantees, and is therefore subject to nominal credit risk. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with a large multinational financial institution with an investment grade credit rating or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from our commodity derivative contracts as of September 30, 2016 and December 31, 2015 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company typically enters into International Swap Dealers Association Master Agreements ("ISDA Agreements") with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. The Company did not incur any losses due to counterparty bankruptcy filings during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Risk Related Contingent Features in Derivatives
Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk related event. These events, which are defined by the existing commodity derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. None of the Company’s commodity derivative instruments were in a net liability position with respect to any individual counterparty at September 30, 2016 or December 31, 2015.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	September 30, 2016	December 31, 2015
Oil and natural gas properties:
Subject to depletion	$2,224,830	$1,627,367
Not subject to depletion
Incurred in 2016	731,072	—
Incurred in 2015	36,833	118,101
Incurred in 2014 and prior	442,779	500,693
Total not subject to depletion	1,210,684	618,794
Oil and natural gas properties, successful efforts method	3,435,514	2,246,161
Accumulated depreciation, depletion and impairment	(450,387)	(290,186)
Total oil and natural gas properties, net	2,985,127	1,955,975
Other property, plant and equipment	59,585	37,253
Less accumulated depreciation	(12,144)	(7,475)
Other property, plant and equipment, net	47,441	29,778
Total property, plant and equipment, net	$3,032,568	$1,985,753

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects. At September 30, 2016 and December 31, 2015, the Company had excluded $1.2 billion and $618.8 million, respectively, of capitalized costs from depletion.
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $63.9 million and $44.8 million for the three months ended September 30, 2016 and 2015, respectively. Depletion expense on capitalized oil and natural gas properties was $166.4 million and $124.3 million for the nine months ended September 30, 2016 and 2015, respectively. The Company had no exploratory wells in progress at September 30, 2016 or December 31, 2015.
NOTE 5. ACQUISITIONS OF OIL AND NATURAL GAS PROPERTIES
During the three months ended September 30, 2016, the Company incurred costs of $23.8 million related to the acquisition of leasehold acreage. The Company reflected the acquisition costs as part of costs not subject to depletion within its oil and natural gas properties for the three months ended September 30, 2016.
In addition, during the three months ended September 30, 2016, the Company acquired certain oil and natural gas properties as described below. These acquisitions were accounted for using the acquisition method under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations," which requires the acquired assets and liabilities to be recorded at fair values as of the respective acquisition dates.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended September 30, 2016, the Company acquired, from unaffiliated individuals and entities, interests in certain oil and natural gas properties through a number of separate, individually negotiated transactions for total cash consideration of $292.3 million. The Company reflected $28.8 million of the total consideration paid as part of its cost subject to depletion within its oil and natural gas properties and $263.6 million as unproved leasehold costs within its oil and natural gas properties for the three months ended September 30, 2016. The revenues and operating expenses attributable to these acquisitions during the three months ended September 30, 2016 were not material.
As discussed in Note 15—Subsequent Events, on October 4, 2016, the Company acquired, from unaffiliated third-party sellers, 11,672 gross (9,140 net) leasehold acres, including certain producing oil and gas properties, near existing leasehold in Glasscock County, Texas.
NOTE 6. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2016 (in thousands):

September 30, 2016
Asset retirement obligations, beginning of period	$18,220
Additional liabilities incurred	1,803
Accretion expense	575
Liabilities settled upon plugging and abandoning wells	(6)
Disposition of wells	(534)
Revision of estimates	(2,927)
Asset retirement obligations, end of period	$17,131

NOTE 7. DEBT
The Company’s debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
7.500% senior unsecured notes due 2022	$550,000	$550,000
6.250% senior unsecured notes due 2024	400,000	—
Capital leases	2,924	2,215
Revolving Credit Agreement	—	—
Total debt	952,924	552,215
Debt issuance costs on senior unsecured notes	(16,697)	(9,092)
Premium on senior unsecured notes	8,042	4,660
Less: current portion	(1,543)	(951)
Total long-term debt	$942,726	$546,832

Revolving Credit Agreement
As of September 30, 2016, the Borrowing Base (as defined therein) under the Revolving Credit Agreement was $475.0 million, with a commitment level of $475.0 million. The Borrowing Base was reduced from $525.0 million as of August 19, 2016 as a result of the New 2024 Notes Offering. There were no borrowings outstanding and $0.3 million in letters of credit outstanding as of September 30, 2016, resulting in availability of $474.7 million. See Note 15—Subsequent Events, for information regarding the terms of the New Revolving Credit Agreement, which the Company entered into on October 28, 2016.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2016, letters of credit under the Revolving Credit Agreement bear a 1.5% weighted average interest rate.
6.250% Senior Unsecured Notes due 2024
On August 16, 2016, as discussed in Note 1—Organization and Nature of Operations, Parsley LLC, Finance Corp. and the guarantors of the 2024 Notes entered into a purchase agreement with J.P. Morgan Securities LLC, as representative of the several initial purchasers, in connection with the New 2024 Notes Offering. The net proceeds from the New 2024 Notes Offering were $199.6 million, after deducting accrued and unpaid interest, initial purchaser discounts and commissions and offering expenses. The Company used the net proceeds from the New 2024 Notes Offering, along with the net proceeds from the Equity Offering, to fund the Glasscock County Acquisition discussed in Note 5—Acquisitions of Oil and Natural Gas Properties, and the remaining net proceeds will be used to fund a portion of the Company’s capital program and for general corporate purposes, including potential future acquisitions.
Covenant Compliance
The Revolving Credit Agreement and the indentures governing the Notes restrict our ability and the ability of certain of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the indentures) has occurred and is continuing, many of the foregoing covenants pertaining to the Notes will be suspended. If the ratings on the Notes were to decline subsequently to below investment grade, the suspended covenants would be reinstated.
As of September 30, 2016, the Company was in compliance with all required covenants under the Revolving Credit Agreement and the indentures governing the Notes.
Principal Maturities of Debt
Principal maturities of debt outstanding at September 30, 2016 are as follows (in thousands):

2016	$363
2017	1,488
2018	781
2019	292
2020	—
Thereafter	950,000
Total	$952,924
Interest Expense
The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash payments for interest	$21,668	$21,296	$42,909	$43,306
Change in interest accrual	(6,396)	(10,266)	(4,828)	(10,528)
Amortization of deferred loan origination costs	753	559	1,964	1,593
Write-off of deferred loan origination costs	155	—	329	532
Amortization of bond premium	(234)	(191)	(617)	(573)
Other interest (income) expense	(385)	(5)	(803)	4
Total interest expense, net	$15,561	$11,393	$38,954	$34,334

NOTE 8. EQUITY
Earnings per Share
Basic earnings per share ("EPS") measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the "if-converted" method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of its outstanding Class B common stock, par value $0.01 per share ("Class B Common Stock") and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For the three and nine months ended September 30, 2016 and the nine months ended September 30, 2015, Class B Common Stock and time-based restricted stock were not recognized in dilutive earnings per share calculations as they would have been antidilutive. For the three months ended September 30, 2015, Class B Common Stock was not recognized in dilutive earnings per share calculations as it would have been antidilutive.
The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic EPS (in thousands, except per share data)
Numerator:
Basic net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(2,706)	$909	$(43,437)	$(35,244)
Denominator:
Basic weighted average shares outstanding	173,241	109,218	156,018	106,212
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$(0.02)	$0.01	$(0.28)	$(0.33)
Diluted EPS
Numerator:
Net (loss) income attributable to Parsley Energy, Inc. Stockholders	(2,706)	909	(43,437)	(35,244)
Diluted net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(2,706)	$909	$(43,437)	$(35,244)
Denominator:
Basic weighted average shares outstanding	173,241	109,218	156,018	106,212
Effect of dilutive securities:
Restricted Stock and Restricted Stock Units	—	374	—	—
Diluted weighted average shares outstanding (1)	173,241	109,592	156,018	106,212
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$(0.02)	$0.01	$(0.28)	$(0.33)

(1)
As of September 30, 2016 and 2015, there were 453,863 and 211,935 shares, respectively, related to performance-based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals. These units were not included in the computation of EPS for the three and nine months ended September 30,

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2016 and 2015, respectively, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.
Noncontrolling Interest
As a result of the exchange of PE Units (and corresponding shares of Class B Common Stock) for Class A Common Stock (discussed in Note 12—Related Party Transactions) on July 27, 2016, the Company’s ownership in Parsley LLC increased from 83.9% to 85.9% and the ownership of the other holders of PE Units’ (the "PE Unit Holders") in Parsley LLC decreased from 16.1% to 14.1%. Because the increase in the Company’s ownership interest in Parsley LLC did not result in a change of control, the transaction was accounted for as an equity transaction under ASC Topic 810, "Consolidation," which requires that any differences between the amount by which the carrying value of the Company’s basis in Parsley LLC and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.
As a result of the Equity Offering, the Company’s ownership of Parsley LLC increased from 85.9% to 86.5% and the PE Unit Holders’ ownership of Parsley LLC decreased from 14.1% to 13.5%.
The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.
The following table summarizes the noncontrolling interest income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$799	$2,295	$(11,643)	$(11,293)
Pacesetter Drilling, LLC	266	(561)	260	(558)
Total net income (loss) attributable to noncontrolling interest	$1,065	$1,734	$(11,383)	$(11,851)

NOTE 9. STOCK-BASED COMPENSATION
In connection with the Company’s initial public offering (the "IPO") in May 2014, the Company adopted the Parsley Energy, Inc. 2014 Long Term Incentive Plan for employees, consultants, and directors of the Company who perform services for the Company. Refer to "Compensation Discussion and Analysis—Elements of Compensation—2014 Long-Term Incentive Plan" in the Company’s Proxy Statement filed on Schedule 14A for the 2016 Annual Meeting of Stockholders for additional information related to this equity based compensation plan.
The following table summarizes the Company’s time-based restricted stock, time-based restricted stock unit, and performance-based restricted stock unit activity for the nine months ended September 30, 2016 (in thousands):

	Time-Based Restricted Stock	Time-Based Restricted Stock Units	Performance-Based Restricted Stock Units
Outstanding at January 1, 2016	661	513	212
Awards granted (1)	37	567	242
Vested	(75)	(15)	—
Forfeited	(22)	(13)	—
Outstanding at September 30, 2016	601	1,052	454

(1) Weighted average grant date fair value	$27.94	$17.05	$25.82
Stock-based compensation expense related to time-based restricted stock, time-based restricted stock units, and performance-based restricted stock units was $3.3 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense related to time-based restricted stock, time-based restricted stock units,

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and performance-based restricted stock units was $9.5 million and $5.9 million for the nine months ended September 30, 2016 and 2015, respectively. There was approximately $23.4 million of unamortized compensation expense relating to outstanding time-based restricted stock, time-based restricted stock units, and performance-based restricted stock units at September 30, 2016.
NOTE 10. INCOME TAXES
The Company is a corporation and it is subject to U.S. federal income tax. The tax implications of the IPO and the Company’s concurrent corporate reorganization, and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated financial statements. The effective combined U.S. federal and state income tax rate applicable to the Company for the nine months ended September 30, 2016 was 28.4%. During the three months ended September 30, 2016 and 2015, the Company recognized an income tax benefit of $1.3 million and an income tax expense of $0.6 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized an income tax benefit of $21.8 million and $15.1 million, respectively. Total income tax benefit (expense) for the three and nine months ended September 30, 2016 differed from amounts computed by applying the U.S. federal statutory tax rate of 35% due primarily to the impact of net (loss) income attributable to noncontrolling ownership interests as well as the impact of state income taxes.
As a result of the exchange of PE Units (and corresponding shares of Class B Common Stock) for Class A Common Stock discussed in Note 12—Related Party Transactions, the Company recorded additional net deferred tax liability of $6.0 million associated with the change in its investment in Parsley LLC.
As a result of the Equity Offering discussed in Note 1—Organization and Nature of Operations, the Company’s statutory rate related to certain tax and book basis timing differences increased by 0.2%, calculated by multiplying the 0.6% increase in the Company’s ownership of Parsley LLC by the Company’s federal tax rate of 35%. As a result, the Company recorded additional deferred tax liability of $2.8 million during the three months ended September 30, 2016.
The Company early adopted ASU 2016-09 effective January 1, 2016, which resulted in a favorable adjustment for the net excess income tax benefits from stock-based compensation during the nine months ended September 30, 2016. The adoption was on a prospective basis and therefore had no impact on prior years. The Company also recorded an adjustment to opening retained earnings of $0.1 million to recognize U.S. net operating loss carryforwards attributable to excess tax benefits on stock-based compensation that had not been previously recognized to additional paid in capital because they did not reduce income taxes payable.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is party to proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to any such proceedings or claims will not have a material adverse effect, individually or in the aggregate, on the Company's condensed consolidated financial position as a whole or on its liquidity, capital resources or future results of operations. The Company will continue to evaluate proceedings and claims involving the Company on a regular basis and will establish and adjust any reserves as appropriate to reflect its assessment of the then-current status of the matters.
NOTE 12. RELATED PARTY TRANSACTIONS
Well Operations
During the three and nine months ended September 30, 2016 and 2015, several of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties ("Related Party Working Interest Owners") owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three months ended September 30, 2016 and 2015, totaled $0.5 million and $1.1 million, respectively. The revenues disbursed to such Related Party Working Interest Owners for the nine months ended September 30, 2016 and 2015, totaled $2.1 million and $3.3 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Spraberry Production Services, LLC
As discussed in Note 2—Basis of Presentation, the Company owns a 42.5% interest in SPS. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three months ended September 30, 2016 and 2015, the Company incurred charges totaling $0.8 million and $1.0 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities. During the nine months ended September 30, 2016 and 2015, the Company incurred charges totaling $3.1 million and $3.6 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC ("Lone Star"), which is controlled by SPS. During the three months ended September 30, 2016 and 2015, the Company incurred charges totaling $1.6 million and $0.9 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities. During the nine months ended September 30, 2016 and 2015, the Company incurred charges totaling $4.4 million and $3.0 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities.
Davis, Gerald & Cremer, P.C.
During the three months ended September 30, 2016, the Company incurred charges totaling $0.2 million for legal services from Davis, Gerald & Cremer, P.C., of which the Company’s director David H. Smith is a shareholder. There were no such charges incurred during the three months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, the Company incurred charges totaling $0.3 million and $0.2 million, respectively, for legal services from Davis, Gerald & Cremer, P.C.
Riverbend Acquisition
During the nine months ended September 30, 2016, the Company acquired 8,800 gross (6,269 net) acres located in Glasscock, Midland and Reagan Counties, Texas, along with net production of approximately 900 Boe/d from existing wells, from Riverbend Permian L.L.C. ("Riverbend"), for total consideration of $177.1 million, after customary purchase price adjustments (the "Riverbend Acquisition"). Randolph J. Newcomer, Jr., a former member of the Company’s board of directors, is the President and Chief Executive Officer of Riverbend. As the transaction involved a related party at the time it was entered into, the Riverbend Acquisition was approved by the disinterested members of the Company’s board of directors. The Company reflected $37.9 million of the total consideration paid as part of its cost subject to depletion within its oil and natural gas properties and $139.2 million as unproved leasehold costs within its oil and natural gas properties for the nine months ended September 30, 2016.
Exchange Right
In accordance with the terms of the First Amended and Restated Limited Liability Company Agreement of Parsley LLC (the "Parsley LLC Agreement"), the PE Unit Holders generally have the right to exchange (collectively, the "Exchange Right") their PE Units (and a corresponding number of shares of the Company’s Class B Common Stock) for shares of the Company’s Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding share of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or, if the Company or Parsley LLC so elects, cash. As a PE Unit Holder exchanges its PE Units, the Company’s interest in Parsley LLC will be correspondingly increased.
During the three months ended September 30, 2016, certain PE Unit Holders exercised their Exchange Right under the Parsley LLC Agreement and elected to exchange an aggregate of 4.1 million PE Units (and a corresponding number of shares of Class B Common Stock) for an aggregate of 4.1 million shares of Class A Common Stock (collectively, the "Exchange"). The Company exercised its call right under the Parsley LLC Agreement and elected to issue Class A Common Stock to each of the exchanging PE Unit Holders in satisfaction of their election notices. As a result of the Exchange, the Company’s interest in Parsley LLC was increased from 83.9% to 85.9%.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tax Receivable Agreement
In connection with the IPO, on May 29, 2014, the Company entered into a Tax Receivable Agreement (the "TRA") with Parsley LLC and certain holders of PE Units prior to the IPO (each such person a "TRA Holder"), including certain executive officers. This agreement generally provides for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of (i) any tax basis increases resulting from the contribution in connection with the IPO by such TRA Holder of all or a portion of its PE Units to the Company in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock or, if either the Company or Parsley LLC so elects, cash, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The term of the TRA commenced on May 29, 2014, and continues until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA. If the Company elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.
The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company's payments under the TRA constituting imputed interest.
As a result of the Exchange, the Company recorded additional deferred tax assets of $74.6 million, which resulted in the Company being in a federal net deferred tax asset position. The Company is in a cumulative net loss position and does not have sufficient positive evidence to support the utilization of deferred tax assets in excess of reversing deferred tax liabilities. As a result, the Company has recorded a $15.5 million valuation allowance against its deferred tax assets. The payable pursuant to the TRA was also reduced by $13.2 million, which is 85% of the deferred tax asset that is not expected to be realized, as the payment of the payable pursuant to the TRA is dependent on the realizability of the deferred tax assets and additional paid in capital was reduced by $2.3 million.
As of September 30, 2016 and December 31, 2015, the Company had recorded a TRA liability of $101.7 million and $51.5 million, respectively, for the estimated payments that will be made to the PE Unit Holders who have exchanged shares along with corresponding deferred tax assets, net of valuation allowance, of $119.6 million and $60.6 million, respectively, as a result of the increase in tax basis arising from such exchanges.
NOTE 13. SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2016 and 2015, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Nine Months Ended September 30,
	2016	2015
Shell Trading (US) Company	35%	35%
BML, Inc.	18%	17%
Targa Pipeline Mid-Continent, LLC	13%	18%
TransOil Marketing, LLC	11%	16%

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. These assets and liabilities can include inventory, assets and liabilities acquired in a business combination or exchanged in non-monetary transactions, proved and unproved oil and natural gas properties, asset retirement obligations and other long-lived assets that are written down to fair value when they are impaired.
The Company periodically reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable (e.g., if there was a sustained decline in commodity prices or the productivity of our wells). The Company reviews its oil and natural gas properties by field. An impairment loss is recognized if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If the estimated undiscounted cash future net cash flows are less than the carrying amount of a particular asset, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of such asset.
Proved oil and natural gas properties. During the three and nine months ended September 30, 2016, continued suppression in management’s long-term commodity price outlooks provided indications of possible impairment. As a result of management's assessment, however, during the three and nine months ended September 30, 2016 and 2015, the Company did not recognize impairment charges, as the carrying amount of the assets exceeds the estimated fair value of the assets.
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
It is reasonably possible that the estimate of undiscounted future net cash flows may change in the future resulting in the need to impair carrying values. The primary factors that may affect estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and (iv) results of future drilling activities.

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

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Commodity derivative contracts
Assets:
Short-term derivative instruments	$—	$32,537	$—	$32,537
Long-term derivative instruments	—	21,017	—	21,017
Total derivative instrument - asset	—	53,554	—	53,554

Liabilities:
Short-term derivative instruments	—	(21,122)	—	(21,122)
Long-term derivative instruments	—	(12,465)	—	(12,465)
Total derivative instruments - liability	—	(33,587)	—	(33,587)
Net commodity derivative asset	$—	$19,967	$—	$19,967

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Commodity derivative contracts
Assets:
Short-term derivative instruments	$—	$83,262	$—	$83,262
Long-term derivative instruments	—	25,839	—	25,839
Total derivative instrument - asset	—	109,101	—	109,101

Liabilities:
Short-term derivative instruments	—	(34,518)	—	(34,518)
Long-term derivative instruments	—	(15,142)	—	(15,142)
Total derivative instruments - liability	—	(49,660)	—	(49,660)
Net commodity derivative asset	$—	$59,441	$—	$59,441

Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt:
7.500% senior unsecured notes due 2022	$550,000	$586,438	$550,000	$522,610
6.250% senior unsecured notes due 2024	400,000	416,000	—	—
Revolving Credit Agreement	—	—	—	—

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of the Notes were determined using the September 30, 2016 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of September 30, 2016, there are no indicators for change in the Company’s market spread.
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
Glasscock County Acquisition
On October 4, 2016, the Company acquired, from unaffiliated third-party sellers, 11,672 gross (9,140 net) undeveloped acres and 67 gross (60 net) vertical wells with estimated current net production of approximately 270 Boe/d in Glasscock County, Texas, as well as certain mineral and overriding royalty interests (the "Glasscock County Acquisition") for an aggregate purchase price of $390.9 million in cash, inclusive of a $20.0 million deposit paid to an escrow account upon signing the purchase and sale agreement. The deposit is included in "Other current assets" on the condensed consolidated balance sheets and as an operating activity on the condensed consolidated statements of cash flows included in this Quarterly Report.
New General Partner of Parsley LP
On October 21, 2016, the Company formed Parsley GP, LLC ("Parsley GP") as a wholly owned subsidiary of the Former General Partner. On October 27, 2016, the Former General Partner (i) conveyed its general partnership units and limited partnership units in Parsley LP to Parsley GP and (ii) immediately thereafter, merged with and into Operations, with Operations continuing as the surviving entity. As a result of these transactions, Parsley GP became a wholly owned subsidiary of Operations and the new general partner of Parsley LP.
New Revolving Credit Agreement
On October 28, 2016, the Company entered into the New Revolving Credit Agreement with, among others, Wells Fargo Bank, National Association, as administrative agent, which replaced the Company's previously existing amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent.
The New Revolving Credit Agreement provides for a five-year senior secured revolving credit facility, maturing on October 28, 2021, with a borrowing capacity of the lesser of (i) the Borrowing Base (as defined in the New Revolving Credit Agreement), (ii) the Aggregate Elected Borrowing Base Commitments (as defined in the New Revolving Credit Agreement), and (iii) $2.5 billion. The New Revolving Credit Agreement is secured by substantially all of Parsley LLC’s and its restricted subsidiaries’ assets.
The New Revolving Credit Agreement provides for an initial Borrowing Base of $900.0 million, which will be redetermined by the lenders on a semi-annual basis each April 1st and October 1st, with the first such scheduled redetermination occurring on April 1, 2017. Further, the Aggregate Elected Borrowing Base Commitments under the New Revolving Credit Agreement were $600.0 million as of the closing date of the New Revolving Credit Agreement. The amount Parsley LLC is able to borrow under the New Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing, and other provisions of the New Revolving Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in "Cautionary Note Regarding Forward-Looking Statements" and in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report") under the heading "Item 1A. Risk Factors," all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, "we," "us" or the "Company") was formed in December 2013. We are a holding company whose sole material asset as of September 30, 2016 was 179,590,617 PE Units. We are the managing member of Parsley Energy, LLC ("Parsley LLC") and are responsible for all operational, management and administrative decisions of Parsley LLC, and we consolidate the financial results of Parsley LLC and its subsidiaries.
We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil and natural gas reserves in the Permian Basin. Our properties are located in the Midland and Delaware Basins, where we focus predominantly on horizontal development drilling and expect to target various stacked pay intervals in the Spraberry, Wolfcamp, Upper Pennsylvanian (Cline) and Atoka shales.
Our Properties
At September 30, 2016, our acreage position was 165,993 gross (135,668 net) acres, which includes 120,114 gross (92,708 net) acres in the Midland Basin and 45,879 gross (42,960 net) acres in the Delaware Basin. The majority of our identified horizontal drilling locations are located in Upton, Reagan, Midland, and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin. As of September 30, 2016, we operated 657 gross (441.1 net) vertical wells across our acreage. Since commencing our horizontal drilling program in 2013 through September 30, 2016, we have drilled and completed 122 gross (111.4 net) horizontal wells in the Midland Basin, of which 15 gross (14.5 net) and 54 gross (51.1 net) were completed during the three and nine months ended September 30, 2016. We have also drilled and completed five gross (five net) horizontal wells in the Delaware Basin, of which three gross (three net) were drilled during the three months ended September 30, 2016. As of September 30, 2016, we operated 143 gross (127.0 net) horizontal wells, of which 131 gross (115.6 net) are located in the Midland Basin and 12 gross (11.4 net) are located in the Delaware Basin. As of September 30, 2016, we had interests in 800 gross (568.1 net) producing wells across our properties and operated 90.7% of the wells in which we had an interest.
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;

•	lease operating expenses;

•	capital expenditures;

•	completions activities; and

•	certain unit costs.

Sources of Our Revenues
Our production revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil, natural gas, and NGLs revenues do not include the effects of derivatives. For the three months ended September 30, 2016 and 2015, our production revenues were derived 86% and 80%, respectively, from oil sales; 6% and 11%, respectively, from natural gas sales; and 8% and 9%, respectively, from NGLs sales. For the nine months ended September 30, 2016 and 2015, our production revenues were derived 85% and 81%, respectively, from oil sales; 7% and 10%, respectively, from natural gas sales; and 8% and 9%, respectively, from NGLs sales. Our production revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.
Other revenues include fees charged by our subsidiaries, Pacesetter Drilling, LLC ("Pacesetter") and Parsley Minerals, LLC ("Minerals LLC"), to third parties for drilling services and surface use in the normal course of business.
Production Volumes
The following table presents historical production volumes for our properties for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Oil (MBbls)	2,669	1,153	6,557	3,345
Natural gas (MMcf)	3,553	2,628	9,651	7,628
Natural gas liquids (MBoe)	695	393	1,686	1,095
Total (MBoe)	3,956	1,984	9,852	5,711
Average net production (Boe/d)	43,000	21,565	35,956	20,921
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
Realized Prices on the Sale of Oil, Natural Gas, and NGLs
Historically, oil, natural gas and NGLs prices have been extremely volatile, and we expect this volatility to continue. Because our production consists primarily of oil, our production revenues are more sensitive to price fluctuations in the price of oil than they are to fluctuations in natural gas or NGLs prices.

The following table provides the high and low prices for NYMEX WTI and NYMEX Henry Hub prompt month contract prices and differentials to the average of those benchmark prices for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Oil
NYMEX WTI High	$48.99	$56.96	$51.23	$61.43
NYMEX WTI Low	$39.51	$38.24	$26.21	$38.24
Differential to Average NYMEX WTI	$(2.02)	$(2.79)	$0.30	$(2.37)

Natural Gas
NYMEX Henry Hub High	$3.06	$2.93	$3.06	$3.23
NYMEX Henry Hub Low	$2.55	$2.52	$1.64	$2.49
Differential to Average NYMEX Henry Hub	$(0.43)	$(0.04)	$(0.29)	$(0.14)

NGLs
NYMEX High	$48.99	$56.96	$51.23	$61.43
NYMEX Low	$39.51	$38.24	$26.21	$38.24
Differential to Average NYMEX	$(28.75)	$(33.59)	$(24.00)	$(33.57)
To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in commodity prices, from time to time we enter into derivative arrangements for a portion of our production, with an emphasis on our oil production. By removing a significant portion of price volatility associated with our oil production, we believe we will mitigate, but not eliminate, the potential negative effects of reductions in oil prices on our cash flow from operations for those periods. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk" for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.
We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production.

The volumes and terms of our derivative instruments as of September 30, 2016 were as follows:

Description and Production Period	VOLUME (Bbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	DIFFERENTIAL PRICE
Crude Oil Put Spreads:
Oct 2016 - Dec 2016	1,185,000	$30.00	$40.00
Oct 2016 - Dec 2016	750,000	$35.00	$50.00
Oct 2016 - Dec 2016	225,000	$40.00	$55.00
Jan 2017 - Jun 2017	1,200,000	$30.00	$37.50
Jan 2017 - Jun 2017	600,000	$30.00	$40.00
Jan 2017 - Jun 2017	1,434,000	$37.50	$52.50
Jan 2017 - Dec 2017	900,000	$40.00	$55.00
Jul 2017 - Dec 2017	900,000	$40.00	$50.00
Jul 2017 - Dec 2017	864,000	$45.00	$55.00
Jul 2017 - Dec 2017	1,350,000	$40.00	$52.50
Jan 2018 - Mar 2018	900,000	$40.00	$52.50
Total	10,308,000

Crude Oil Basis Swaps:
Jul 2016 - Dec 2016	195,000			$(1.40)
Jul 2016 - Dec 2016	184,000			$(0.35)
Jul 2016 - Dec 2016	184,000			$(0.30)
Jul 2016 - Dec 2016	105,000			$(1.40)
Jul 2016 - Dec 2016	90,000			$(1.35)
Jan 2017 - Dec 2017	1,095,000			$(0.45)
Jan 2017 - Dec 2017	1,095,000			$(0.40)
Jan 2017 - Dec 2017	960,000			$(1.65)
Jan 2017 - Dec 2017	600,000			$(1.70)
Jan 2017 - Dec 2017	360,000			$(1.60)
Jul 2017 - Dec 2017	180,000			$(1.65)
Total	5,048,000

Description and Production Period	VOLUME (Btu)	SHORT PUT PRICE ($/Btu)	LONG PUT PRICE ($/Btu)	SHORT CALL PRICE ($/Btu)
Natural Gas Three-Way Collars:
Jan 2017 - Dec 2017	3,600,000	$2.40	$2.75	$4.00
Jan 2017 - Dec 2017	900,000	$2.35	$2.75	$4.05
Jan 2017 - Dec 2017	1,200,000	$2.25	$2.75	$4.05
Total	5,700,000
We will recognize the following gain (loss) in the line item Gain (loss) on derivatives on our condensed consolidated statements of operations from net cash premiums (paid) received on options that will settle during the following periods:

Q4 2016	$5,575
Q1 2017	(4,918)
Q2 2017	(4,918)
Q3 2017	(8,672)
Q4 2017	(8,672)
Q1 2018	(4,350)
Total	$(25,955)

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
As a result of suppressed commodity prices and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. During the three months ended September 30, 2016 and 2015, we did not recognize an impairment of our proved oil and natural gas properties. At September 30, 2016, in our significant fields that comprise 99% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 108% and individually by a minimum of 47%.
The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, based on five-year WTI futures price index for oil and NGLs and five-year Henry Hub futures price index for natural gas, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs remained relatively consistent in the undiscounted future cash flow estimate from December 31, 2015 to September 30, 2016 except commodity price estimates. Future commodity pricing for oil and NGLs is based on five-year WTI futures prices, which increased 12% from December 31, 2015 to September 30, 2016, and on five-year Henry Hub futures prices, which increased 11% from December 31, 2015 to September 30, 2016. In terms of the increase in value of undiscounted cash flows from December 31, 2015 to September 30, 2016, the effect of the increase in pricing has been complemented by the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties and certain acquisitions.
As part of our period end reserves estimation process for future periods, we expect changes in the key assumptions used, which could be significant, including updates to future pricing estimates and differentials, future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions. There is a significant degree of uncertainty with the assumptions used to estimate future undiscounted cash flows due to, but not limited to, the risk factors referred to in "Item 1A. Risk Factors" included in our Annual Report.
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. For example, a decrease of 20% in estimated future pricing of oil and natural gas commodities as of September 30, 2016 would have resulted in an estimated impairment of our proved oil and natural gas properties of $30.9 million.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:
Recent Transactions
Minerals acquisition. On July 14, 2016, Minerals LLC acquired, from unaffiliated third-party sellers, mineral rights under 29,813 gross (29,813 net) acres, surface rights on 23,769 gross (23,769 net) of these acres, and estimated net production at the time of the purchase and sale agreement of approximately 280 Boe/d from wells producing on these acres in Pecos and Reeves Counties, Texas, for an aggregate purchase price of $280.2 million in cash, inclusive of a $28.1 million deposit paid to an escrow account upon signing the purchase and sale agreement.
Public offering of common stock. On August 15, 2016, we entered into an underwriting agreement to sell 8,337,500 shares of our Class A Common Stock, par value $0.01 per share ("Class A Common Stock") (including 1,087,500 shares issued pursuant to the underwriters’ option to purchase additional shares), at a price of $33.55 per share in an underwritten public offering (the "Equity Offering"). The Equity Offering closed on August 19, 2016 and resulted in gross proceeds to us of approximately $279.7 million and net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, of approximately $271.1 million.

Private placement of Senior Notes. On August 16, 2016 Parsley LLC and Parsley Finance Corp., as issuers, and certain subsidiaries of Parsley LLC, as guarantors, entered into a purchase agreement to sell an additional $200.0 million aggregate principal amount of 6.250% senior notes due 2024 (the "New 2024 Notes") at 102.000% of par, plus accrued and unpaid interest from May 27, 2016, in an offering that was exempt from registration under the Securities Act (the "New 2024 Notes Offering"). The New 2024 Notes were issued as additional notes under the indenture governing the $200.0 million aggregate principal amount of the issuers’ 6.250% senior notes due 2024 that were issued on May 27, 2016 (the "Initial 2024 Notes" and, together with the New 2024 Notes, the "2024 Notes"). The New 2024 Notes have identical terms, other than the issue date, as the Initial 2024 Notes, and the New 2024 Notes and Initial 2024 Notes will be treated as a single class of securities under the indenture. The New 2024 Notes Offering closed on August 19, 2016 and resulted in gross proceeds to us of $206.8 million, including $4.0 million of premium and $2.8 million of accrued and unpaid interest, and net proceeds to us, after deducting interest, initial purchaser discounts and commissions and offering expenses, of approximately $199.6 million.
Glasscock County acquisition. On October 4, 2016, we acquired, from unaffiliated third-party sellers, 11,672 gross (9,140 net) undeveloped acres and 67 gross (60 net) vertical wells with estimated current net production of approximately 270 Boe/d in Glasscock County, Texas, as well as certain mineral and overriding royalty interests for an aggregate purchase price of $390.9 million in cash, inclusive of a $20.0 million deposit paid to an escrow account upon signing the purchase and sale agreement.
New General Partner of Parsley LP.  On October 21, 2016, we formed Parsley GP, LLC ("Parsley GP") as a wholly owned subsidiary of Parsley Energy Management, LLC (the “Former General Partner”). On October 27, 2016, the Former General Partner (i) conveyed its general partnership units and limited partnership units in Parsley Energy, L.P. ("Parsley LP") to Parsley GP and (ii) immediately thereafter, merged with and into Parsley Energy Operations, LLC ("Operations"), with Operations continuing as the surviving entity. As a result of these transactions, Parsley GP became a wholly owned subsidiary of Operations and the new general partner of Parsley LP.
New Revolving Credit Agreement. On October 28, 2016, we entered into a new credit agreement with, among others, Wells Fargo Bank, National Association, as administrative agent (as amended, the "New Revolving Credit Agreement"), which replaced our previously existing amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent. As used in this Quarterly Report, the term "Revolving Credit Agreement" refers, prior to October 28, 2016, to the previously existing amended and restated credit agreement and, subsequent to October 28, 2016, to the New Revolving Credit Agreement.
The New Revolving Credit Agreement provides for a five-year senior secured revolving credit facility, maturing on October 28, 2021, with a borrowing capacity of the lesser of (i) the Borrowing Base (as defined in the New Revolving Credit Agreement), (ii) the Aggregate Elected Borrowing Base Commitments (as defined in the New Revolving Credit Agreement), and (iii) $2.5 billion. The New Revolving Credit Agreement is secured by substantially all of Parsley Energy, LLC’s and its restricted subsidiaries’ assets.
The New Revolving Credit Agreement provides for an initial Borrowing Base of $900.0 million, which will be redetermined by the lenders on a semi-annual basis each April 1st and October 1st, with the first such scheduled redetermination occurring on April 1, 2017. Further, the Aggregate Elected Borrowing Base Commitments under the New Revolving Credit Agreement were $600.0 million as of the closing date of the New Revolving Credit Agreement. The amount Parsley Energy, LLC is able to borrow under the New Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing, and other provisions of the New Revolving Credit Agreement.
Stock-Based Compensation
Stock-based compensation includes amortization expense related to grants from our 2014 Long Term Incentive Plan. Refer to Note 9—Stock-Based Compensation to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion.
Drilling Activity
For the three and nine months ended September 30, 2016, our capital expenditures for drilling and completions were $91.9 million and $338.4 million, respectively, as compared to $120.3 million and $317.0 million for the three and nine months ended September 30, 2015, respectively, and $400.9 million for the fiscal year ended December 31, 2015.

The amount and timing of our future capital expenditures is largely discretionary and within our control. We could choose to defer a portion of planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Oil, natural gas and NGLs revenues. The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Production revenues (in thousands, except percentages):
Oil sales	$112,705	$51,670	$61,035	118%
Natural gas sales	8,457	7,060	1,397	20%
Natural gas liquids sales	10,770	5,504	5,266	96%
Total revenues	$131,932	$64,234	$67,698	105%

Average realized prices (1):
Oil, without realized derivatives (per Bbls)	$42.23	$44.81	$(2.58)	(6)%
Oil, with realized derivatives (per Bbls)	46.19	59.81	(13.62)	(23)%
Natural gas, without realized derivatives (per Mcf)	2.38	2.69	(0.31)	(12)%
Natural gas, with realized derivatives (per Mcf)	2.38	2.86	(0.48)	(17)%
Natural gas liquids (per Boe)	15.50	14.01	1.49	11%
Average price per Boe, without realized derivatives	33.35	32.38	0.97	3%
Average price per Boe, with realized derivatives	36.03	41.32	(5.29)	(13)%

Production:
Oil (MBbls)	2,669	1,153	1,516	131%
Natural gas (MMcf)	3,553	2,628	925	35%
Natural gas liquids (MBoe)	695	393	302	77%
Total (MBoe)	3,956	1,984	1,972	99%

Average daily production volume:
Oil (Bbls)	29,011	12,533	16,478	131%
Natural gas (Mcf)	38,620	28,565	10,055	35%
Natural gas liquids (Boe)	7,554	4,272	3,282	77%
Total (Boe/d)	43,000	21,565	21,435	99%

(1)
Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

The following table shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil, natural gas and NGLs revenues.

	Three Months Ended September 30,
	2016	2015
Average realized oil price ($/Bbl)	$42.23	$44.81
Average NYMEX ($/Bbl)	$44.25	$47.60
Differential to NYMEX	$(2.02)	$(2.79)
Average realized oil price to NYMEX percentage	95%	94%
Average realized natural gas price ($/Mcf)	$2.38	$2.69
Average NYMEX ($/Mcf)	$2.81	$2.73
Differential to NYMEX	$(0.43)	$(0.04)
Average realized natural gas to NYMEX percentage	85%	99%
Average realized NGLs price ($/Boe)	$15.50	$14.01
Average NYMEX ($/Boe)	$44.25	$47.60
Differential to NYMEX	$(28.75)	$(33.59)
Average realized NGLs price to NYMEX oil percentage	35%	29%
Oil revenues increased 118% to $112.7 million during the three months ended September 30, 2016 from $51.7 million during the three months ended September 30, 2015. The increase is attributable to an increase in oil production volumes of 1,516 MBbls, offset by a $2.58 per barrel decrease in average oil prices. Of the overall changes in oil revenues, the increase in oil production volumes accounted for a positive change of $67.9 million, offset by the decrease in oil prices, which accounted for a negative change of $6.9 million.
Natural gas revenues increased 20% to $8.5 million during the three months ended September 30, 2016 from $7.1 million during the three months ended September 30, 2015. The increase is attributable to an increase in volumes sold of 925 MMcf, offset by a $0.31 per Mcf decrease in average natural gas prices. Of the overall changes in natural gas revenues, the increase in natural gas production volumes accounted for a positive change of $2.5 million, offset by the decrease in price, which accounted for a negative change of $1.1 million.
NGLs revenues increased 96% to $10.8 million during the three months ended September 30, 2016 from $5.5 million during the three months ended September 30, 2015. The increase is attributable to a 302 MBoe increase in NGLs production as well as a $1.49 per Boe increase in average NGLs price. Of the overall changes in NGLs revenues, the increase in production volumes accounted for a positive change of $4.2 million and the increase in NGLs average price accounted for a positive change of $1.1 million.

Operating expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$16,407	$15,131	$1,276	8%
Production and ad valorem taxes	8,391	3,471	4,920	142%
Depreciation, depletion and amortization	65,741	46,085	19,656	43%
General and administrative expenses (1)	24,695	15,721	8,974	57%
Exploration costs	3,113	3,824	(711)	(19)%
Acquisition costs	440	—	440	100%
Accretion of asset retirement obligations	190	187	3	2%
Other operating expenses	1,220	233	987	*
Total operating expenses	$120,197	$84,652	$35,545	42%

Expense per Boe:
Lease operating expenses	$4.15	$7.63	$(3.48)	(46)%
Production and ad valorem taxes	2.12	1.75	0.37	21%
Depreciation, depletion and amortization	16.62	23.23	(6.61)	(28)%
General and administrative expenses (1)	6.24	7.92	(1.68)	(21)%
Exploration costs	0.79	1.93	(1.14)	(59)%
Acquisition costs	0.11	—	0.11	100%
Accretion of asset retirement obligations	0.05	0.09	(0.04)	(44)%
Other operating expenses	0.31	0.12	0.19	158%
Total operating expenses per Boe	$30.39	$42.67	$(12.28)	(29)%

(1)	General and administrative expenses include stock-based compensation expense of $3.3 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively.
*	The percentage change is not considered meaningful.
 Lease operating expenses. Lease operating expenses increased 8% to $16.4 million during the three months ended September 30, 2016 from $15.1 million during the three months ended September 30, 2015. The increase is primarily due to the increase in number of operated wells, partially offset by the cost reduction initiatives implemented by management. On a per Boe basis, lease operating expenses decreased to $4.15 per Boe during the three months ended September 30, 2016 from $7.63 per Boe during the three months ended September 30, 2015. The decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells as well as a 99% increase in production during the same period.
Production and ad valorem taxes. Production and ad valorem taxes increased 142% to $8.4 million during the three months ended September 30, 2016 from $3.5 million during the three months ended September 30, 2015. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior period commodity prices, whereas production taxes are based on current period commodity prices. Overall, production taxes increased by approximately $3.3 million due to increased production and ad valorem taxes increased $1.6 million reflecting increased property assessments.
Depreciation, depletion and amortization. DD&A expense increased 43% to $65.7 million for the three months ended September 30, 2016 from $46.1 million for the three months ended September 30, 2015. The increase is attributable to a $775.2 million increase in costs subject to depletion and a 99% increase in production, offset by a 149% increase in total proved reserves and a 24% increase in proved developed reserves. On a per Boe basis, DD&A expense decreased 28% to $16.62 for the three months ended September 30, 2016 from $23.23 per Boe during the three months ended September 30, 2015, primarily due to the increase in production volumes and the increase in reserves discussed above.

General and administrative expenses. General and administrative expenses increased 57% to $24.7 million during the three months ended September 30, 2016 from $15.7 million during the three months ended September 30, 2015, primarily due to higher payroll and stock-based compensation expenses associated with the hiring of additional employees to manage our growing asset base and increased production. In addition, we incurred increased rent expense for our corporate headquarters. On a per Boe basis, general and administrative expenses decreased 21% to $6.24 per Boe for the three months ended September 30, 2016 from $7.92 per Boe for the three months ended September 30, 2015.
Exploration costs. The following table provides a breakdown of exploration costs incurred for the periods indicated (in thousands):

	Three Months Ended September 30,
	2016	2015
Leasehold abandonments	$490	$3,614
Idle drilling rig fees	1,187	—
Geological and geophysical costs	1,233	160
Unproved leasehold amortization	203	50
Total exploration costs	$3,113	$3,824
Exploration costs include idle drilling rig fees of $1.2 million that are not chargeable to our joint operations during the three months ended September 30, 2016. We will continue to incur idle drilling rig fees until the expiration of the applicable drilling rig contract in March 2017. There were no such expenses incurred during the three months ended September 30, 2015.
Our geological and geophysical ("G&G") costs consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to increased geoscientific analysis of our Delaware Basin assets. During the three months ended September 30, 2016 and 2015, we obtained G&G data related to a portion of our Delaware Basin acreage.
We recognized leasehold amortization expense during the three months ended September 30, 2016 and 2015, which relates to amortization of unproved leasehold costs.
We also recognized leasehold abandonment expenses of approximately $0.5 million and $3.6 million during the three months ended September 30, 2016 and 2015, respectively. The leasehold abandonment expenses recognized during the three months ended September 30, 2016 and 2015 primarily relate to expired acreage and expiring acreage determined to be outside of our economically productive reserves.
Acquisition costs. During the three months ended September 30, 2016, we incurred $0.4 million of acquisition costs, which include legal and other due diligence fees paid associated with the acquisitions described in Note 5—Acquisitions of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report. There were no such costs incurred during the three months ended September 30, 2015.
Other operating expenses. During the three months ended September 30, 2016 and 2015, we incurred $1.2 million and $0.2 million, respectively, of other operating expenses in the normal course of business by Pacesetter.
Other income and expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(15,561)	$(11,393)	$(4,168)	(37)%
Gain on sale of property	—	1,300	(1,300)	(100)%
Gain on derivatives	1,374	34,290	(32,916)	(96)%
Other expense, net	(1,201)	(579)	(622)	(107)%
Total other (expense) income, net	$(15,388)	$23,618	$(39,006)	(165)%
Interest expense, net. Interest expense, net increased 37% to $15.6 million during the three months ended September 30, 2016 from $11.4 million during the three months ended September 30, 2015. As discussed above under "Recent Transactions,"

we issued $200.0 million aggregate principal amount of New 2024 Notes during the three months ended September 30, 2016, which increased our weighted average debt outstanding, resulting in an increase in interest expense.
Gain on sale of property. During the three months ended September 30, 2015, we recognized a gain of $1.3 million, which is attributable to the certain divestiture activity. In July 2015, we sold 9,164 net acres for total proceeds of $9.3 million and recognized a gain on the sale of $3.3 million. In July 2015, Pacesetter sold certain noncurrent assets for net proceeds of $1.2 million and recognized a $2.0 million loss on the sale. There was no activity that resulted in a gain on the sale of property during the three months ended September 30, 2016.
Gain on derivatives. Gain on derivatives decreased 96% to $1.4 million during the three months ended September 30, 2016, as compared to $34.3 million during the three months ended September 30, 2015, as higher commodity prices reduced the value of our derivative portfolio.
Other expense, net, Other expense, net increased 107% to $1.2 million during the three months ended September 30, 2016, as compared to $0.6 million during the three months ended September 30, 2015. The increase is primarily attributable to a $0.9 million loss associated with auctioning certain inventory items and a $0.1 million decrease in gathering system and saltwater disposal income, offset by a $0.4 million increase in income from our equity investment.
Income Tax Benefit (Expense)
During the three months ended September 30, 2016, we recognized a tax benefit of $1.3 million, an increase of 330%, as compared to the income tax expense of $0.6 million we recognized during the three months ended September 30, 2015. This increase was attributable to the corresponding change in our results of operations, as discussed above, as well as the impact of net loss attributable to noncontrolling ownership interests and the impact of state income taxes.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Oil, natural gas and NGLs revenues. The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Production revenues (in thousands, except percentages):
Oil sales	$255,865	$158,776	$97,089	61%
Natural gas sales	19,834	20,712	(878)	(4)%
Natural gas liquids sales	24,811	17,817	6,994	39%
Total revenues	$300,510	$197,305	$103,205	52%

Average realized prices (1):
Oil, without realized derivatives (per Bbls)	$39.02	$47.47	$(8.45)	(18)%
Oil, with realized derivatives (per Bbls)	46.76	58.92	(12.16)	(21)%
Natural gas, without realized derivatives (per Mcf)	2.06	2.72	(0.66)	(24)%
Natural gas, with realized derivatives (per Mcf)	2.06	2.89	(0.83)	(29)%
Natural gas liquids (per Boe)	14.72	16.27	(1.55)	(10)%
Average price per Boe, without realized derivatives	30.50	34.55	(4.05)	(12)%
Average price per Boe, with realized derivatives	35.65	41.49	(5.84)	(14)%

Production:
Oil (MBbls)	6,557	3,345	3,212	96%
Natural gas (MMcf)	9,651	7,628	2,023	27%
Natural gas liquids (MBoe)	1,686	1,095	591	54%
Total (MBoe)	9,852	5,711	4,141	73%

Average daily production volume:
Oil (Bbls)	23,931	12,253	11,678	95%
Natural gas (Mcf)	35,223	27,941	7,282	26%
Natural gas liquids (Boe)	6,153	4,011	2,142	53%
Total (Boe/d)	35,956	20,921	15,035	72%

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

	Nine Months Ended September 30,
	2016	2015
Average realized oil price ($/Bbl)	$39.02	$47.47
Average NYMEX ($/Bbl)	$38.72	$49.84
Differential to NYMEX	$0.30	$(2.37)
Average realized oil price to NYMEX percentage	101%	95%
Average realized natural gas price ($/Mcf)	$2.06	$2.72
Average NYMEX ($/Mcf)	$2.35	$2.86
Differential to NYMEX	$(0.29)	$(0.14)
Average realized natural gas to NYMEX percentage	88%	95%
Average realized NGLs price ($/Boe)	$14.72	$16.27
Average NYMEX ($/Boe)	$38.72	$49.84
Differential to NYMEX	$(24.00)	$(33.57)
Average realized NGLs price to NYMEX oil percentage	38%	33%
Oil revenues increased 61% to $255.9 million during the nine months ended September 30, 2016 from $158.8 million during the nine months ended September 30, 2015. The increase is attributable to an increase in oil production volumes of 3,212 MBbls, offset by an $8.45 per barrel decrease in average oil prices. Of the overall changes in oil revenues, the increase in oil production volumes accounted for a positive change of $152.5 million, offset by the decrease in oil prices, which accounted for a negative change of $55.4 million.
Natural gas revenues decreased 4% to $19.8 million during the nine months ended September 30, 2016 from $20.7 million during the nine months ended September 30, 2015. The decrease is attributable to a $0.66 per Mcf decrease in average natural gas prices, offset by an increase in volumes sold of 2,023 MMcf. Of the overall changes in natural gas revenues, the decrease in price accounted for a negative change of $6.4 million, offset by an increase in natural gas production volumes, which accounted for a positive change of $5.5 million.
NGLs revenues increased 39% to $24.8 million during the nine months ended September 30, 2016 from $17.8 million during the nine months ended September 30, 2015. The increase is attributable to a 591 MBoe increase in NGLs production offset by a $1.55 per Boe decrease in average NGLs price. Of the overall changes in NGLs revenues, the increase in production volumes accounted for a positive change of $9.6 million, offset by the decrease in NGLs average price, which accounted for a negative change of $2.6 million.

Operating expenses. The following table summarizes our expenses for the periods indicated:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$44,509	$49,993	$(5,484)	(11)%
Production and ad valorem taxes	18,993	13,397	5,596	42%
Depreciation, depletion and amortization	171,113	127,873	43,240	34%
General and administrative expenses (1)	61,301	42,785	18,516	43%
Exploration costs	12,779	8,558	4,221	49%
Acquisition costs	926	—	926	100%
Accretion of asset retirement obligations	575	657	(82)	(12)%
Rig termination costs	—	8,970	(8,970)	(100)%
Other operating expenses	3,767	256	3,511	*
Total operating expenses	$313,963	$252,489	$61,474	24%

Expense per Boe:
Lease operating expenses	$4.52	$8.75	$(4.23)	(48)%
Production and ad valorem taxes	1.93	2.35	(0.42)	(18)%
Depreciation, depletion and amortization	17.37	22.39	(5.02)	(22)%
General and administrative expenses (1)	6.22	7.49	(1.27)	(17)%
Exploration costs	1.30	1.50	(0.20)	(13)%
Acquisition costs	0.09	—	0.09	100%
Accretion of asset retirement obligations	0.06	0.12	(0.06)	(50)%
Rig termination costs	—	1.57	(1.57)	(100)%
Other operating expenses	0.38	0.04	0.34	*
Total operating expenses per Boe	$31.87	$44.21	$(12.34)	(28)%

(1)	General and administrative expenses include stock-based compensation expense of $9.5 million and $5.9 million for the nine months ended September 30, 2016 and 2015, respectively.
*	The percentage change is not considered meaningful.
 Lease operating expenses. Lease operating expenses decreased 11% to $44.5 million during the nine months ended September 30, 2016 from $50.0 million during the nine months ended September 30, 2015. The decrease is primarily due to the cost reduction initiatives implemented by management. On a per Boe basis, lease operating expenses decreased to $4.52 per Boe during the nine months ended September 30, 2016 from $8.75 per Boe during the nine months ended September 30, 2015. The decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells. The decrease in lease operating expense per Boe is also partially attributable to a 73% increase in production during the same period.
Production and ad valorem taxes. Production and ad valorem taxes increased 42% to $19.0 million during the nine months ended September 30, 2016 from $13.4 million during the nine months ended September 30, 2015. Overall, production taxes increased by approximately $5.0 million, reflecting increased production volumes, and ad valorem taxes increased $0.6 million, reflecting increased property assessments.
Depreciation, depletion and amortization. DD&A expense increased 34% to $171.1 million for the nine months ended September 30, 2016 from $127.9 million for the nine months ended September 30, 2015. The increase is attributable to a $775.2 million increase in costs subject to depletion and a 73% increase in production, offset by a 149% increase in total proved reserves and a 24% increase in proved developed reserves. On a per Boe basis, DD&A expense decreased 22% to $17.37 for the nine months ended September 30, 2016 from $22.39 per Boe during the nine months ended September 30, 2015, primarily due to the increase in production volumes and the increase in reserves discussed above.

General and administrative expenses. General and administrative expenses increased 43% to $61.3 million during the nine months ended September 30, 2016 from $42.8 million during the nine months ended September 30, 2015, primarily due to higher payroll and stock-based compensation expenses. In addition, we incurred increased rent expense for our corporate headquarters. On a per Boe basis, general and administrative expenses decreased 17% to $6.22 per Boe for the nine months ended September 30, 2016 from $7.49 per Boe for the nine months ended September 30, 2015, which is primarily due to the 73% increase in production.
Exploration costs. The following table provides a breakdown of exploration costs incurred for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Leasehold abandonments	$6,014	$5,353
Geological and geophysical costs	3,292	3,096
Idle drilling rig fees	3,117	—
Unproved leasehold amortization	356	109
Total exploration costs	$12,779	$8,558
Exploration costs include idle drilling rig fees of $3.1 million that are not chargeable to our joint operations during the nine months ended September 30, 2016. We will continue to incur idle drilling rig fees until the expiration of the applicable drilling rig contract in March 2017. There were no such expenses incurred during the nine months ended September 30, 2015.
Our G&G costs consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to increased geoscientific analysis of our Delaware Basin assets. During the nine months ended September 30, 2016 and 2015, we obtained G&G data related to a portion of our Delaware Basin acreage.
We recognized leasehold amortization expense during the nine months ended September 30, 2016 and 2015, which relates to amortization of unproved leasehold costs.
We recognized leasehold abandonment expenses of approximately $6.0 million and $5.4 million during the nine months ended September 30, 2016 and 2015, respectively. The leasehold abandonment expenses recognized during the nine months ended September 30, 2016 and 2015, primarily relate to expired acreage and expiring acreage determined to be outside of our economically productive reserves.
Acquisition costs. During the nine months ended September 30, 2016, we incurred $0.9 million of acquisition costs, which include legal and other due diligence fees paid associated with the acquisitions described in Note 5—Acquisitions of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report. There were no such costs incurred during the nine months ended September 30, 2015.
Rig termination. During the nine months ended September 30, 2015, we paid a total of $9.0 million in rig termination expenses, which is comprised of approximately $4.4 million related to the termination of drilling rig contracts entered into in 2014 and approximately $4.6 million for stacking fees associated with certain drilling rig contracts. There were no such expenses incurred during the nine months ended September 30, 2016.
Other operating expenses. During the nine months ended September 30, 2016 and 2015, we incurred $3.8 million and $0.3 million, respectively, of other operating expenses in the normal course of business by Pacesetter.

Other income and expenses. The following table summarizes our other income and expenses for the periods indicated:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(38,954)	$(34,334)	$(4,620)	(13)%
(Loss) gain on sale of property	(119)	2,331	(2,450)	(105)%
(Loss) gain on derivatives	(23,842)	23,699	(47,541)	*
Other (expense) income	(950)	1,260	(2,210)	(175)%
Total other expense, net	$(63,865)	$(7,044)	$(56,821)	*

*	The percentage change is not considered meaningful.
Interest expense, net. Interest expense, net increased to $39.0 million during the nine months ended September 30, 2016 from $34.3 million during the nine months ended September 30, 2015. The change is attributable to increased weighted average debt balances during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
(Loss) gain on sale of property. During the nine months ended September 30, 2016, we recognized a loss of $0.1 million attributable to purchase price adjustments from prior acquisitions. During the nine months ended September 30, 2015, we recognized a gain of $3.3 million associated with the divestiture of certain leasehold acreage, which is offset by a $2.0 million loss recognized as a result of Pacesetter's sale of certain noncurrent assets.
(Loss) gain on derivatives. Loss on derivatives increased $47.5 million to $23.8 million during the nine months ended September 30, 2016, as compared to gain on derivatives of $23.7 million during the nine months ended September 30, 2015, as higher commodity prices reduced the value of our derivative portfolio.
Other (expense) income. Other expense increased 175% to an expense of $1.0 million during the nine months ended September 30, 2016, as compared to income of $1.3 million during the nine months ended September 30, 2015. The decrease is attributable to a $1.2 million decrease in G&G license fee income, a $0.7 million loss associated with auctioning certain inventory items and a $0.7 million decrease in our equity investment income. This decrease is offset by a $0.4 million increase in gathering system and saltwater disposal income.
Income Tax Benefit
The effective combined U.S. federal and state income tax rate applicable to the Company during the nine months ended September 30, 2016 was 28.4%. During the nine months ended September 30, 2016, we recognized a tax benefit of $21.8 million, an increase of 43.8% as compared to the $15.1 million tax benefit we recognized during the nine months ended September 30, 2015. This increase was attributable to the corresponding increase in net losses during the applicable periods, as discussed above.
Capital Requirements and Sources of Liquidity
For the nine months ended September 30, 2015, our aggregate drilling and completion capital expenditures, including facilities, were $338.4 million. During the year ended December 31, 2015, our aggregate drilling and completion capital expenditures were $400.9 million. These capital expenditure totals exclude acquisitions.
Our current 2016 capital budget is approximately $460 million to $510 million. Our capital budget excludes any amounts that may be paid for acquisitions. The amount and timing of 2016 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2016 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Based upon our current oil and natural gas price expectations for the remainder of the 2016 fiscal year, we believe that our cash on hand, cash flow from operations, and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through the remainder of 2016. However, as more fully described below, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. As of September 30, 2016, our liquidity was as follows (in thousands):

Cash and cash equivalents	$571,762
Revolving Credit Agreement availability	474,750
Liquidity	$1,046,512
Pro forma for the closing of the Glasscock County Acquisition on October 4, 2016 and the Aggregate Elected Borrowing Base Commitments by lenders under our New Revolving Credit Agreement, effective October 28, 2016, our liquidity as of September 30, 2016, was approximately $800.6 million.
Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2015 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2016 does not allocate any amounts for acquisitions of oil and natural gas properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$175,202	$110,480
Net cash used in investing activities	(1,270,764)	(357,543)
Net cash provided by financing activities	1,324,240	319,631
Cash flows from operating activities. Net cash provided by operating activities was approximately $175.2 million and $110.5 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by operating activities increased from the period ending September 30, 2015 to September 30, 2016, primarily due to a $103.9 million increase in total revenues, offset by an increase in operating expenses.
Cash flows from investing activities. Net cash used in investing activities was approximately $1.3 billion and $357.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increased amount of cash used in investing activities was due primarily to the $799.9 million increase in acquisition costs related to oil and natural gas properties during the nine months ended September 30, 2016 over the nine months ended September 30, 2015. Please refer to Note 5—Acquisitions of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion related to acquisitions.

Cash flows from financing activities. Net cash provided by financing activities was $1.3 billion and $319.6 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash from financing activities increased in the period ending September 30, 2016, primarily due increased debt and equity related activity. During the nine months ended September 30, 2016 we received net proceeds from equity offerings of $930.3 million and net proceeds from debt offerings of $395.0 million, excluding $2.8 million of accrued and unpaid interest. During the nine months ended September 30, 2015, we received aggregate net proceeds of $441.0 million from our private placements of 2022 Notes and public offerings of our Class A Common Stock, which was offset by a net debt reduction of $121.3 million.
Capital Sources
Revolving Credit Agreement. See Note 7—Debt and Note 15—Subsequent Events to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding the Revolving Credit Agreement.
7.500% Senior Unsecured Notes due 2022. See Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 7.500% senior notes due 2022 (the "2022 Notes" and, together with the 2024 Notes, the "Notes").
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
Working Capital
Our working capital totaled $475.9 million and $259.8 million at September 30, 2016 and December 31, 2015, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $571.8 million and $343.1 million at September 30, 2016 and December 31, 2015, respectively. The $228.7 million increase in cash is primarily attributable to the increased debt and equity related activity described in Note 1—Organization And Nature of Operations to our condensed consolidated financial statements and offset by acquisitions described in Note 5—Acquisitions of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Critical Accounting Policies and Estimates
There have not been any material changes during the nine months ended September 30, 2016 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report, except as described below. Please read "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report for further description of the Company’s critical accounting policies.
We adopted Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016. This standard requires companies that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the underlying debt liability. To the extent that there are no borrowings under the Revolving Credit Agreement, the related deferred loan costs will continue to be classified as an asset. The guidance required retrospective application in the condensed consolidated financial statements. We had no borrowings outstanding under the Revolving Credit Agreement at September 30, 2016 and December 31, 2015, and as such, approximately $1.4 million and $2.3 million, respectively, of deferred loan costs related to the Revolving Credit Agreement are included in "Other noncurrent assets" on our condensed consolidated balance sheets and as an operating activity on our condensed consolidated statements of cash flows included in this Quarterly Report. Our Notes are presented net of approximately $16.7 million and $9.1 million of deferred loan costs at September 30, 2016 and December 31, 2015, respectively.

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
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk, including the effects of adverse changes in commodity prices as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in the prices of the commodities we sell. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
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
To reduce the impact of fluctuations in oil prices on our production revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at September 30, 2016, see Note 3—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
We do not require collateral from our counterparties for entering into derivative instruments, so in order to mitigate the credit risk associated with such derivative instruments, we typically enter into an International Swap Dealers Association Master Agreement ("ISDA Agreement") with our counterparties. The ISDA Agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each derivative transaction between the counterparty and us separately, the ISDA Agreement enables the counterparty and us to aggregate all trades under such agreement and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (i) default by a counterparty under a single trade can trigger rights to terminate all trades with such counterparty that are subject to the ISDA Agreement; and (ii) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out.
As of September 30, 2016, the fair market value of our oil derivative contracts was a net asset of $20.0 million. Based on our open oil derivative positions at September 30, 2016, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $10.4 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $15.0 million. As of September 30, 2016, the fair market value of our natural gas derivative contracts was a net asset of less than $0.1 million. Based on our open natural gas derivative positions at September 30, 2016, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $0.7 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net oil derivative asset by approximately $0.6 million. Please read "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas, and NGLs."
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

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations. We are exposed to changes in interest rates as a result of our Revolving Credit Agreement, and the terms of our Revolving Credit Agreement require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of September 30, 2016, however, we had no outstanding borrowings related to our Revolving Credit Agreement, and therefore an increase in interest rates will not result in increased interest expense until such time that we determine to make borrowings under our Revolving Credit Agreement.

Item 4. Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading "Item 1A. Risk Factors" included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report or our other SEC filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended September 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2016	838	$26.49	—	$—
August 2016	—	$—	—	$—
September 2016	323	$34.86	—	$—
Total	1,161	$28.82	—	$—

(1)	Consists of shares of Class A Common Stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.
Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARSLEY ENERGY, INC.

November 4, 2016	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman, President and Chief Executive Officer Principal Executive Officer

November 4, 2016	By:	/s/ Ryan Dalton
Ryan Dalton
Vice President—Chief Financial Officer Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1
Purchase and Sale Agreement, dated August 15, 2016, by and between Parsley Energy, L.P. and BTA Oil Producers, LLC, et al. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 5, 2016).

2.2
First Amendment to Purchase and Sale Agreement, dated October 4, 2016, by and between Parsley Energy, L.P. and BTA Oil Producers, LLC, et al. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 5, 2016).

3.1
Amended and Restated Certificate of Incorporation of Parsley Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

3.2	Amended and Restated Bylaws of Parsley Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on November 2, 2016).
4.1
Indenture, dated May 27, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on May 27, 2016).

4.2
First Supplemental Indenture, dated August 16, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 19, 2016).

4.3*	First Supplemental Indenture, dated August 25, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
4.4*	Second Supplemental Indenture, dated October 27, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
4.5*	Second Supplemental Indenture, dated October 27, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
10.1
Credit Agreement, dated as of October 28, 2016, by and between Parsley Energy, LLC, as borrower, Parsley Energy, Inc., Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on November 2, 2016).

10.2
Purchase Agreement, dated August 16, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 19, 2016).

10.3*†	First Amendment to Employment, Confidentiality, and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Bryan Sheffield.
10.4*†	First Amendment to Employment, Confidentiality, and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Ryan Dalton.
10.5*†	First Amendment to Employment, Confidentiality, and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Matthew Gallagher.
10.6*†	First Amendment to Amended and Restated Employment, Confidentiality, and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Colin Roberts.
10.7*†	First Amendment to Employment, Confidentiality, and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Thomas Layman.
10.8*†	New Form of Restricted Stock Agreement.
10.9*†	First Amendment to Prior Form of Restricted Stock Agreement.
10.10*†	Form of Notice of Grant of Restricted Stock (Time-Based).
10.11*†	Form of Vice President Employment, Confidentiality and Non-Competition Agreement.
10.12*†	Form of First Amendment to Vice President Employment, Confidentiality and Non-Competition Agreement.
10.13*†	Indemnification Agreement, dated as of April 1, 2016, by and between Parsley Energy, Inc. and Stephanie Reed.
10.14*†	Indemnification Agreement, dated as of July 26, 2016, by and between Parsley Energy, Inc. and Larry Parnell.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.