Form 10-Q
period 2017-03-31
Parsley Energy, Inc.
filed 2017-05-05
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 5, 2017, the registrant had 246,486,859 shares of Class A common stock and 67,857,091 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words "could," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report") and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission ("SEC"). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.

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

(7)	Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

(8)	Developed acreage. Acreage spaced or assigned to productive wells, excluding undrilled acreage held by production under the terms of the lease.

(9)
Exploitation. A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.

(10)
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

(ii)	Costs of carrying and retaining undeveloped properties, such as delay rentals, ad valorem taxes on properties, legal costs for title deference, and the maintenance of land and lease records.

(iii)	Dry hole contributions and bottom hole contributions.

(iv)	Costs of drilling and equipping exploratory wells.

(v)	Costs of drilling exploratory-type stratigraphic test wells.

(vi)	Idle drilling rig fees which are not chargeable to joint operations.

(11)	Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

(12)
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

(13)	Formation. A layer of rock which has distinct characteristics that differ from nearby rock.

(14)	GAAP. Accounting principles generally accepted in the United States.

(15)	Gross acres or gross wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

(16)	Horizontal drilling. A drilling technique where a well is drilled vertically to a certain depth and then drilled laterally within a specified target zone.

(17)
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

(18)	LIBOR. London Interbank Offered Rate.

(19)	MBbl. One thousand barrels of crude oil, condensate or NGLs.

(20)	MBoe. One thousand barrels of oil equivalent.

(21)	Mcf. One thousand cubic feet of natural gas.

(22)	MMBtu. One million British thermal units.

(23)	MMcf. One million cubic feet of natural gas.

(24)
Natural gas liquids or NGLs. The combination of ethane, propane, butane, isobutane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

(25)
Net acres or net wells. The percentage of total acres or wells, as the case may be, an owner has out of a particular number of gross acres or wells. For example, an owner who has a 50% interest in 100 gross acres owns 50 net acres.

(26)	NYMEX. The New York Mercantile Exchange.

(27)	Operator. The entity responsible for the exploration, development and production of a well or lease.

(28)
PE Units. The single class of units in which all of the membership interests (including outstanding incentive units) in Parsley Energy, LLC were converted to in connection with our initial public offering.

(29)	Proved developed reserves. Proved reserves that can be expected to be recovered:

(i)	Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well; or

(ii)	Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

(30)
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

(31)
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

(32)	Reasonable certainty. A high degree of confidence. For a complete definition of reasonable certainty, refer to the SEC’s Regulation S-X, Rule 4-10(a)(24).

(33)	Recompletion. The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

(34)
Reliable technology. A grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

(35)
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

(36)
Reservoir. A porous and permeable underground formation containing a natural accumulation of producible hydrocarbons that is confined by impermeable rock or water barriers and is separate from other reservoirs.

(37)	SEC. The United States Securities and Exchange Commission.

(38)	Spacing. The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

(39)
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

(40)	Wellbore. The hole drilled by the bit that is equipped for oil or gas production on a completed well. Also called well or borehole.

(41)
Working interest. The right granted to the lessee of a property to explore for and to produce and own oil, natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty or carried basis.

(42)	Workover. Operations on a producing well to restore or increase production.

(43)
WTI. West Texas Intermediate crude oil, which is a light, sweet crude oil, characterized by an American Petroleum Institute gravity, or API gravity, between 39 and 41 and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

PART 1: FINANCIAL INFORMATION
Item 1:  Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,916,514	$133,379
Restricted cash	3,529	3,290
Accounts receivable:
Joint interest owners and other	8,257	12,698
Oil, natural gas and NGLs	70,640	59,174
Related parties	187	290
Short-term derivative instruments, net	67,036	39,708
Other current assets	143,013	50,949
Total current assets	2,209,176	299,488
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	4,844,671	4,063,417
Accumulated depreciation, depletion and impairment	(573,099)	(506,175)
Total oil and natural gas properties, net	4,271,572	3,557,242
Other property, plant and equipment, net	68,553	59,318
Total property, plant and equipment, net	4,340,125	3,616,560
NONCURRENT ASSETS
Long-term derivative instruments, net	107,802	16,416
Other noncurrent assets	7,026	6,318
Total noncurrent assets	114,828	22,734
TOTAL ASSETS	$6,664,129	$3,938,782

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$207,456	$162,317
Revenue and severance taxes payable	78,815	69,452
Current portion of long-term debt	2,638	67,214
Short-term derivative instruments, net	52,434	44,153
Current portion of asset retirement obligations	3,225	1,818
Total current liabilities	344,568	344,954
NONCURRENT LIABILITIES
Long-term debt	1,490,022	1,041,324
Asset retirement obligations	11,695	9,574
Deferred tax liability	36,975	5,483
Payable pursuant to TRA liability	114,876	94,326
Long-term derivative instruments, net	82,905	12,815
Total noncurrent liabilities	1,736,473	1,163,522
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 246,629,780 shares issued and 246,486,859 shares outstanding at March 31, 2017 and 179,730,033 shares issued and 179,590,617 shares outstanding at December 31, 2016	2,466	1,797
Class B, $0.01 par value, 125,000,000 shares authorized, 28,008,573 shares issued and outstanding at March 31, 2017 and December 31, 2016	280	280
Additional paid in capital	4,129,924	2,151,197
Accumulated deficit	(33,813)	(63,255)
Treasury stock, at cost, 142,921 shares and 139,416 shares at March 31, 2017 and December 31, 2016	(493)	(381)
Total stockholders' equity	4,098,364	2,089,638
Noncontrolling interest	484,724	340,668
Total equity	4,583,088	2,430,306
TOTAL LIABILITIES AND EQUITY	$6,664,129	$3,938,782
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
REVENUES
Oil sales	$169,745	$52,031
Natural gas sales	12,467	5,543
Natural gas liquids sales	17,413	4,694
Other	1,233	221
Total revenues	200,858	62,489
OPERATING EXPENSES
Lease operating expenses	17,627	13,898
Production and ad valorem taxes	11,162	4,195
Depreciation, depletion and amortization	68,970	49,384
General and administrative expenses (including stock-based compensation of $4,209 and $2,759 for the three months ended March 31, 2017 and 2016)	24,042	19,299
Exploration costs	2,763	688
Acquisition costs	1,344	—
Accretion of asset retirement obligations	136	170
Other operating expenses	2,283	896
Total operating expenses	128,327	88,530
OPERATING INCOME (LOSS)	72,531	(26,041)
OTHER INCOME (EXPENSE)
Interest expense, net	(16,965)	(11,194)
Gain on sale of property	—	350
Loss on early extinguishment of debt	(3,891)	—
Gain on derivatives	24,616	2,088
Change in TRA liability	(20,549)	—
Other income (expense)	950	(462)
Total other expense, net	(15,839)	(9,218)
INCOME (LOSS) BEFORE INCOME TAXES	56,692	(35,259)
INCOME TAX (EXPENSE) BENEFIT	(18,402)	9,568
NET INCOME (LOSS)	38,290	(25,691)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(8,848)	6,337
NET INCOME (LOSS) ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$29,442	$(19,354)

Net income (loss) per common share:
Basic	$0.13	$(0.14)
Diluted	$0.13	$(0.14)
Weighted average common shares outstanding:
Basic	220,674	135,963
Diluted	221,697	135,963
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Accumulated deficit	Treasury stock	Treasury stock	Total stockholders' equity	Noncontrolling interest	Total equity
	(In thousands)
Balance at December 31, 2016	179,730	28,008	$1,797	$280	$2,151,197	$(63,255)	139	$(381)	$2,089,638	$340,668	$2,430,306
Issuance proceeds, net of underwriters discount and expenses	66,700	—	667	—	2,122,819	—	—	—	2,123,486	—	2,123,486
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	(135,208)	—	—	—	(135,208)	135,208	—
Increase in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(13,091)	—	—	—	(13,091)	—	(13,091)
Issuance of restricted stock	189	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	11	—	2	—	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	4	(112)	(112)	—	(112)
Stock-based compensation	—	—	—	—	4,209	—	—	—	4,209	—	4,209
Net income	—	—	—	—	—	29,442	—	—	29,442	8,848	38,290
Balance at March 31, 2017	246,630	28,008	$2,466	$280	$4,129,924	$(33,813)	143	$(493)	$4,098,364	$484,724	$4,583,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,290	$(25,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	68,970	49,384
Accretion of asset retirement obligations	136	170
Gain on sale of property	—	(350)
Loss on early extinguishment of debt	3,891	—
Amortization and write off of deferred loan origination costs	783	588
Amortization of bond premium	(129)	(191)
Stock-based compensation	4,209	2,759
Deferred income tax expense (benefit)	18,402	(9,568)
Change in TRA liability	20,549	—
Gain on derivatives	(24,616)	(2,088)
Net cash (paid) received for derivative settlements	(1,188)	21,988
Net cash paid for option premiums	(16,291)	(488)
Net premiums received on options that settled during the period	4,854	10,414
Other	118	82
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(239)	(468)
Accounts receivable	(7,025)	(14,383)
Accounts receivable—related parties	103	(857)
Other current assets	(95,168)	(14,108)
Other noncurrent assets	(902)	347
Accounts payable and accrued expenses	17,676	3,889
Revenue and severance taxes payable	9,363	(1,524)
Net cash provided by operating activities	41,786	19,905
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(161,003)	(122,623)
Acquisitions of oil and natural gas properties	(589,286)	(208,832)
Additions to other property and equipment	(10,628)	(3,004)
Net cash used in investing activities	(760,917)	(334,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	451,500	—
Payments on long-term debt	(66,328)	(236)
Debt issuance costs	(6,280)	(1)
Proceeds from issuance of common stock, net	2,123,486	36
Repurchase of common stock	(112)	(19)
Net cash provided by (used in) financing activities	2,502,266	(220)
Net increase (decrease) in cash and cash equivalents	1,783,135	(314,774)
Cash and cash equivalents at beginning of period	133,379	343,084
Cash and cash equivalents at end of period	$1,916,514	$28,310
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,463	$21,211
Cash paid for income taxes	$200	$315
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$3,501	$675
Additions (reductions) to oil and natural gas properties - change in capital accruals	$27,463	$(12,254)
Additions to other property and equipment funded by capital lease borrowings	$881	$84
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
Public Offerings of Common Stock
On January 10, 2017, the Company entered into an underwriting agreement to sell 25,300,000 shares of Class A Common Stock, par value $0.01 per share ("Class A Common Stock") (including 3,300,000 shares issued pursuant to the underwriters’ option to purchase additional shares), at a price of $35.00 per share in an underwritten public offering (the "January Offering"). The January Offering closed on January 17, 2017 and resulted in gross proceeds to the Company of approximately $885.5 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of approximately $863.0 million.
On February 7, 2017, the Company entered into an underwriting agreement to sell 41,400,000 shares of Class A Common Stock (including 5,400,000 shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $31.00 per share in an underwritten public offering (the "February Offering"). The February Offering closed on February 13, 2017 and resulted in gross proceeds to the Company of approximately $1,283.4 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of approximately $1,260.5 million. As discussed in Note 15—Subsequent Events, a portion of the proceeds from the February Offering was used to partially fund the cash portion of the Double Eagle Acquisition (defined herein).
Private Placement of Senior Notes
Concurrently with the closing of the February Offering, on February 13, 2017, Parsley Energy LLC ("Parsley LLC") and Parsley Finance Corp. ("Finance Corp.") issued $450.0 million aggregate principal amount of 5.250% senior unsecured notes due 2025 (the "New 2025 Notes") in an offering that was exempt from registration under the Securities Act (the "New 2025 Notes Offering"). The New 2025 Notes Offering resulted in gross proceeds to the Company of $450.0 million and net proceeds to the Company, after deducting initial purchaser discounts and commissions and offering expenses, of approximately $443.8 million. As discussed in Note 15—Subsequent Events, a portion of the proceeds from the New 2025 Notes Offering was used to partially fund the cash portion of the Double Eagle Acquisition (defined herein).
NOTE 2. BASIS OF PRESENTATION
These condensed consolidated financial statements include the accounts of Parsley Energy, Inc., its majority-owned subsidiary, Parsley LLC, and the direct and indirect wholly owned subsidiaries of Parsley LLC: (i) Parsley Energy, L.P. ("Parsley LP"), (ii) as applicable, Parsley Energy Management, LLC ("PEM"), a wholly owned subsidiary of Parsley LLC until its merger with Operations (as defined below) on October 7, 2016, and following such merger, Parsley GP, LLC, a wholly owned subsidiary of Operations and the general partner of Parsley LP, (iii) Parsley Energy Operations, LLC ("Operations"), (iv) Finance Corp., (v) Parsley Energy Aviation, LLC, a wholly owned subsidiary of Operations, and (vi) Parsley Minerals, LLC, a wholly owned subsidiary of Parsley LP. Operations also owns a 63.0% interest in Pacesetter Drilling, LLC ("Pacesetter"). The Company includes the accounts of Pacesetter in its condensed consolidated financial statements. Parsley LP owns a 42.5% noncontrolling interest in Spraberry Production Services, LLC ("SPS"). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intra-company balances and transactions have been eliminated.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2017.
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
Cash and Cash Equivalents
The Company considers all cash on hand, depository accounts held by banks, money market accounts, commercial paper and investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. However, management believes that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current presentation.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In addition, new qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to fiscal years beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-11, which rescinds guidance from the SEC on accounting for gas balancing arrangements and will eliminate the use of the entitlements method. Entities have the option of using either a full retrospective or modified approach to adopt the new standards. The Company has selected the modified retrospective approach for transition and plans to implement the new guidance on January 1, 2018. The amended guidance is not expected to materially affect the Company's condensed consolidated financial statements or notes to the condensed consolidated financial statements.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU also eliminates the exception for an intra-entity transfer of an asset other than inventory. The amended guidance does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted for any entity as of the beginning of an annual reporting period for which financial statements have not been issued or been made available for issuance. The Company is evaluating the ASU and has not yet determined the effect of the standard on its ongoing financial reporting.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. The Company is evaluating the ASU and has not yet determined the effect of the standard on its ongoing financial reporting.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. This reduces the number of transactions that require further evaluation. Further, this ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present as well as narrows the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after their effective date and no disclosures are required at transition. Early adoption is for transactions for which the acquisition date or disposal date occurs before the issuance date or effective date of the amendment, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company is evaluating the ASU and has not yet determined the effect of the standard on its ongoing financial reporting.

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company utilizes put spread options, three-way collars and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects.
Oil Production Derivative Activities
All material physical sales contracts governing the Company's oil production are tied directly to, or are highly correlated with, NYMEX WTI oil prices. The Company uses put spread options and three-way collars to manage oil price volatility and basis swap contracts to reduce basis risk between NYMEX prices and the actual index prices at which the oil is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the volumes associated with the Company's outstanding oil derivative contracts expiring during the periods indicated and the weighted average oil prices for those contracts:

Crude Options	Nine Months Ending December 31, 2017	Year Ending December 31, 2018	Year Ending December 31, 2019
Put spreads
Purchased:
Puts (1)
Notional (MBbl)	8,406	9,000	—
Weighted average strike price	$52.78	$51.25	$—
Sold:
Puts (1)
Notional (MBbl)	(8,406)	(9,000)	—
Weighted average strike price	$41.46	$40.83	$—

Three-way collars
Purchased:
Puts	—	8,700	3,000
Notional (MBbl)	$—	$50.00	$50.00
Weighted average strike price
Sold:
Puts	—	(8,700)	(3,000)
Notional (MBbl)	$—	$40.00	$40.00
Weighted average strike price
Calls	—	(8,700)	(3,000)
Notional (MBbl)	$—	$75.40	$80.40
Weighted average strike price

Basis swap contracts (2)
Midland-Cushing index swap volume (MBbl)	3,270	360	—
Price differential ($/Bbl)	$(1.03)	$(0.95)	$—

(1)	Excludes 4,452 notional MBbls with a fair value of $8.6 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.

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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the volumes associated with the Company's outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

Natural Gas Three-Way Collars	Nine Months Ending December 31, 2017
Purchased:
Puts
Notional (MMbtu)	4,275
Weighted average strike price	$2.75
Sold:
Puts
Notional (MMbtu)	(4.275)
Weighted average strike price	$2.36
Calls
Notional (MMbtu)	(4.275)
Weighted Average Strike Price	$4.02
Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company recognized gains from its derivative positions of $24.6 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively. These gains are included in the condensed consolidated statements of operations line item, Gain on derivatives. The fair value of the derivative instruments is discussed in Note 14—Disclosures about Fair Value of Financial Instruments.
The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During the three months ended March 31, 2017 and 2016, the Company did not receive or post any margins in connection with collateralizing its derivative positions.
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with the brokers as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
March 31, 2017
Derivative assets with right of offset or master netting agreements	$183,488	$(8,650)	$174,838
Derivative liabilities with right of offset or master netting agreements	(143,989)	8,650	(135,339)

December 31, 2016
Derivative assets with right of offset or master netting agreements	$66,417	$(10,293)	$56,124
Derivative liabilities with right of offset or master netting agreements	(67,261)	10,293	(56,968)

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of Credit Risk
The financial integrity of the Company’s exchange-traded contracts is assured by NYMEX through financial safeguards and transaction guarantees, and is therefore subject to nominal credit risk. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with a large multinational financial institution with an investment grade credit rating or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from our commodity derivative contracts as of March 31, 2017 and December 31, 2016 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company typically enters into International Swap Dealers Association Master Agreements ("ISDA Agreements") with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. The Company did not incur any losses due to counterparty bankruptcy filings during the three months ended March 31, 2017 or the year ended December 31, 2016.
Credit Risk Related Contingent Features in Derivatives
Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk related event. These events, which are defined by the existing commodity derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. None of the Company’s commodity derivative instruments were in a net liability position with respect to any individual counterparty at March 31, 2017 or December 31, 2016.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	March 31, 2017	December 31, 2016
Oil and natural gas properties:
Subject to depletion	$2,713,122	$2,376,712
Not subject to depletion
Incurred in 2017	566,364	—
Incurred in 2016	1,150,750	1,215,920
Incurred in 2015 and prior	414,435	470,785
Total not subject to depletion	2,131,549	1,686,705
Oil and natural gas properties, successful efforts method	4,844,671	4,063,417
Less accumulated depreciation, depletion and impairment	(573,099)	(506,175)
Total oil and natural gas properties, net	4,271,572	3,557,242
Other property, plant and equipment	84,485	73,382
Less accumulated depreciation	(15,932)	(14,064)
Other property, plant and equipment, net	68,553	59,318
Total property, plant and equipment, net	$4,340,125	$3,616,560

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects. At March 31, 2017 and December 31, 2016, the Company had excluded $2,131.5 million and $1,686.7 million, respectively, of capitalized costs from depletion.
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to DD&A. Depletion of capitalized costs is provided using the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $66.7 million and $47.9 million for the three months ended March 31, 2017 and 2016, respectively. The Company had no exploratory wells in progress at March 31, 2017 or December 31, 2016.
NOTE 5. ACQUISITIONS OF OIL AND NATURAL GAS PROPERTIES
During the three months ended March 31, 2017, the Company incurred costs of $35.5 million related to the acquisition of leasehold acreage. The Company reflected the acquisition costs as part of costs not subject to depletion within its oil and natural gas properties for the three months ended March 31, 2017.
In addition, during the three months ended March 31, 2017, the Company acquired certain oil and natural gas properties as described below. These acquisitions were accounted for using the acquisition method under ASC Topic 805, "Business Combinations," which requires the acquired assets and liabilities to be recorded at fair values as of the respective acquisition dates.
During the three months ended March 31, 2017, the Company acquired, from unaffiliated individuals and entities, interests in certain oil and natural gas properties through a number of separate, individually negotiated transactions for total cash consideration of $553.8 million. The Company reflected $97.4 million of the total consideration paid as part of its cost subject to depletion within its oil and natural gas properties and $456.4 million as unproved leasehold costs within its oil and natural gas properties for the three months ended March 31, 2017. The revenues and operating expenses attributable to these acquisitions during the three months ended March 31, 2017 were not material.
During the three months ended March 31, 2017, the Company also exchanged certain unproved acreage and oil and natural gas properties with an unrelated third party, with no gain or loss recognized.
NOTE 6. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2017 (in thousands):

March 31, 2017
Asset retirement obligations, beginning of period	$11,392
Additional liabilities incurred	3,492
Accretion expense	136
Liabilities settled upon plugging and abandoning wells	(109)
Disposition of wells	—
Revision of estimates	9
Asset retirement obligations, end of period	$14,920

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. DEBT
The Company’s debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016

Revolving Credit Agreement	$—	$—
7.500% senior unsecured notes due 2022	—	61,846
6.250% senior unsecured notes due 2024	400,000	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	—
Capital leases	4,041	3,752
Other debt	5,000	3,500
Total debt	1,509,041	1,119,098
Debt issuance costs on senior unsecured notes	(20,080)	(14,388)
Premium on senior unsecured notes	3,699	3,828
Less: current portion	(2,638)	(67,214)
Total long-term debt	$1,490,022	$1,041,324

Redemption of 2022 Notes
On December 6, 2016, Parsley LLC and Finance Corp., each a subsidiary of the Company, issued a conditional notice of redemption to redeem any and all of their 7.500% senior unsecured notes due 2022 (the "2022 Notes") that remained outstanding following the consummation of a cash tender offer (the "Tender Offer"). In connection therewith, on January 5, 2017, Parsley LLC and Finance Corp. redeemed the $61.8 million aggregate principal amount of the 2022 Notes that remained outstanding and made a cash payment of $67.5 million to the remaining holders of the 2022 Notes, which included principal of $61.8 million, prepayment premium on the extinguishment of debt of $3.9 million and accrued interest of $1.8 million.
On January 6, 2017, the indenture, as supplemented, dated as of February 5, 2014, by and among Parsley LLC, Finance Corp., certain subsidiaries of Parsley LLC, as guarantors, and U.S. Bank National Association, as trustee, governing the 2022 Notes was satisfied and discharged. The 2022 Notes, which bore interest at 7.500% per year, were scheduled to mature on February 15, 2022.
Revolving Credit Agreement
As of March 31, 2017, the Borrowing Base (as defined therein) under the Company's revolving credit agreement (as amended, the "Revolving Credit Agreement") was $875.0 million, with a commitment level of $600.0 million. There were no borrowings outstanding and $2.3 million in letters of credit outstanding as of March 31, 2017, resulting in availability of $597.7 million. See Note 15—Subsequent Events for information regarding the terms of the Third Amendment to the Revolving Credit Agreement, which was entered into on April 28, 2017.
As of March 31, 2017, letters of credit under the Revolving Credit Agreement bear a 2.0% weighted average interest rate.
5.250% Senior Unsecured Notes due 2025
On February 13, 2017, as discussed in Note 1—Organization and Nature of Operations, Parsley LLC and Finance Corp. issued $450.0 million aggregate principal amount of New 2025 Notes. The New 2025 Notes Offering resulted in gross proceeds to the Company of $450.0 million and net proceeds to the Company, after deducting initial purchaser discounts and commissions and offering expenses, of approximately $443.8 million. The Company used the net proceeds from the New 2025 Notes Offering, along with the net proceeds from the February Offering, to fund the cash portion of the purchase price for the Double Eagle Acquisition discussed in Note 15—Subsequent Events, and the remaining net proceeds will be used to fund a portion of the Company’s capital program and for general corporate purposes, including potential future acquisitions.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Covenant Compliance
The Revolving Credit Agreement and the indentures governing the New 2025 Notes, the 5.375% senior unsecured notes due 2025 (the "2025 Notes") and the 6.250% senior unsecured notes due 2024 (the "2024 Notes" and, together with the 2025 Notes and New 2025 Notes, the "Notes") restrict our ability and the ability of certain of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the indentures) has occurred and is continuing, many of the foregoing covenants pertaining to the Notes will be suspended. If the ratings on the Notes were to subsequently decline to below investment grade, the suspended covenants would be reinstated.
As of March 31, 2017, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.
Principal Maturities of Debt
Principal maturities of debt outstanding at March 31, 2017 are as follows (in thousands):

2017	$2,027
2018	2,365
2019	4,547
2020	100
2021	2
Thereafter	1,500,000
Total	$1,509,041
Interest Expense
The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash payments for interest	$2,463	$21,211
Change in interest accrual	16,219	(10,313)
Amortization of deferred loan origination costs	783	588
Amortization of bond premium	(129)	(191)
Other interest income	(2,371)	(101)
Total interest expense, net	$16,965	$11,194

NOTE 8. EQUITY
Earnings per Share
Basic earnings per share ("EPS") measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the "if-converted" method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of its outstanding Class B common stock, par value $0.01 per share ("Class B Common Stock"), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For the three months ended March 31, 2017 and 2016, Class B

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock was not recognized in dilutive earnings per share calculations as the effect would have been antidilutive. For the three months ended March 31, 2016, time-based restricted stock was not recognized in dilutive earnings per share calculations as the effect would have been antidilutive.
The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended March 31,
	2017	2016
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income (loss) attributable to Parsley Energy, Inc. Stockholders	$29,442	$(19,354)
Denominator:
Basic weighted average shares outstanding	220,674	135,963
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.13	$(0.14)
Diluted EPS
Numerator:
Net income (loss) attributable to Parsley Energy, Inc. Stockholders	29,442	(19,354)
Diluted net income (loss) attributable to Parsley Energy, Inc. Stockholders	$29,442	$(19,354)
Denominator:
Basic weighted average shares outstanding	220,674	135,963
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	1,023	—
Diluted weighted average shares outstanding (1)	221,697	135,963
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.13	$(0.14)

(1)
As of March 31, 2017 and 2016, there were 640,062 and 453,863 shares, respectively, related to performance-based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals. These units were not included in the computation of EPS for the three months ended March 31, 2017 and 2016, respectively, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

Noncontrolling Interest
As a result of the January Offering and the February Offering, the Company’s ownership of Parsley LLC increased from 86.5% to 89.8% and the ownership of the other holders of PE Units (the "PE Unit Holders") of Parsley LLC decreased from 13.5% to 10.2%. Because the increase in the Company’s ownership interest in Parsley LLC did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, "Consolidation," which requires that any differences between the amount by which the carrying value of the Company’s basis in Parsley LLC and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.
The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the noncontrolling interest income (loss):

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$9,007	$(6,357)
Pacesetter Drilling, LLC	(159)	20
Total net income (loss) attributable to noncontrolling interest	$8,848	$(6,337)

NOTE 9. STOCK-BASED COMPENSATION
In connection with the Company’s initial public offering (the "IPO") in May 2014, the Company adopted the Parsley Energy, Inc. 2014 Long Term Incentive Plan for employees, consultants, and directors of the Company who perform services for the Company. Refer to "Compensation Discussion and Analysis—Elements of Compensation—2014 Long-Term Incentive Plan" in the Company’s Proxy Statement filed on Schedule 14A for the 2017 Annual Meeting of Stockholders for additional information related to this equity based compensation plan.
The following table summarizes the Company’s time-based restricted stock, time-based restricted stock unit, and performance-based restricted stock unit activity for the three months ended March 31, 2017 (in thousands):

	Time-Based Restricted Stock	Time-Based Restricted Stock Units	Performance-Based Restricted Stock Units
Outstanding at January 1, 2017	601	1,046	454
Awards granted (1)	189	209	186
Vested	—	(11)	—
Forfeited	—	(1)	—
Outstanding at March 31, 2017	790	1,243	640

(1) Weighted average grant date fair value	$31.86	$31.86	$42.40
Stock-based compensation expense related to time-based restricted stock, time-based restricted stock units, and performance-based restricted stock units was $4.2 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. There was approximately $36.3 million of unamortized compensation expense relating to outstanding time-based restricted stock, time-based restricted stock units, and performance-based restricted stock units at March 31, 2017.
NOTE 10. INCOME TAXES
The Company is a corporation and it is subject to U.S. federal income tax. The tax implications of the IPO and the Company’s concurrent corporate reorganization, and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated financial statements. The effective combined U.S. federal and state income tax rate applicable to the Company for the three months ended March 31, 2017 and 2016 were 32.5% and 27.1%, respectively. During the three months ended March 31, 2017, the Company recognized an income tax expense of $18.4 million compared to an income tax benefit of $9.6 million during the three months ended March 31, 2016. Total income tax expense for the three months ended March 31, 2017 differed from amounts computed by applying the U.S. federal statutory tax rate of 35% due primarily to the impact of net income attributable to noncontrolling ownership interests as well as the impact of state income taxes and the reversal of a portion of the valuation allowance recorded in 2016.
As a result of the January Offering and the February Offering discussed in Note 1—Organization and Nature of Operations, the Company’s statutory rate related to certain tax and book basis timing differences increased by 1.2%, calculated by multiplying the 3.3% increase in the Company’s ownership of Parsley LLC by the Company’s federal tax rate of 35%. As a result, the Company recorded additional deferred tax liability of $13.1 million during the three months ended March 31, 2017.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tax Receivable Agreement
In connection with the IPO, on May 29, 2014, the Company entered into a Tax Receivable Agreement (the "TRA") with Parsley LLC and certain PE Unit Holders prior to the IPO (each such person a "TRA Holder"), including certain executive officers. The TRA generally provides for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of (i) any tax basis increases resulting from the contribution in connection with the IPO by such TRA Holder of all or a portion of its PE Units to the Company in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock or, if either the Company or Parsley LLC so elects, cash, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The term of the TRA commenced on May 29, 2014, and continues until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA. If the Company elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.
The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company's payments under the TRA constituting imputed interest. As of March 31, 2017, there have been no payments associated with the TRA.
As a result of the Company being in a net income position and expected utilization of deferred tax assets, the valuation allowance associated with the TRA of $24.2 million that was recorded in 2016 has been reversed in the first quarter of 2017. The payable pursuant to the TRA is dependent on the realizability of the corresponding deferred tax assets. Accordingly, the payable pursuant to the TRA liability was increased by $20.5 million, which is 85% of the deferred tax asset that is expected to be realized. Due to the reduction in valuation allowance occurring during the first quarter of 2017, $20.5 million of the total increase to the TRA liability was recorded in Change in TRA liability in the Company's consolidated statements of operations and is included as an operating activity in the Company's consolidated statements of cash flows, included in this Quarterly Report.
    As of March 31, 2017 and December 31, 2016, the Company had recorded a TRA liability of $114.9 million and $94.3 million, respectively, for the estimated payments that will be made to the PE Unit Holders who have exchanged shares, net of valuation allowance, of $135.1 million and $111.0 million, respectively, as a result of the increase in tax basis arising from such exchanges.
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
NOTE 12. RELATED PARTY TRANSACTIONS
Well Operations
During the three months ended March 31, 2017 and 2016, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties ("Related Party Working Interest Owners") owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three months ended March 31, 2017 and 2016 totaled $0.4 million and $0.8 million, respectively.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Basis of Presentation, the Company owns a 42.5% interest in SPS. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three months ended March 31, 2017 and 2016, the Company incurred charges totaling $2.1 million and $1.3 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC ("Lone Star"), which is controlled by SPS. During the three months ended March 31, 2017 and 2016, the Company incurred charges totaling $2.6 million and $1.1 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities.
Exchange Right
In accordance with the terms of the Second Amended and Restated Limited Liability Company Agreement of Parsley LLC (the "Second A&R Parsley LLC Agreement"), the PE Unit Holders generally have the right to exchange their PE Units (and a corresponding number of shares of the Company’s Class B Common Stock) for shares of the Company’s Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding share of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or, if the Company or Parsley LLC so elects, cash. As a PE Unit Holder exchanges its PE Units, the Company’s interest in Parsley LLC will be correspondingly increased.
NOTE 13. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2017 and 2016, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Three Months Ended March 31,
	2017	2016
Shell Trading (US) Company	66%	38%
Targa Pipeline Mid-Continent, LLC	13%	14%
BML, Inc.	4%	22%
TransOil Marketing, LLC	1%	11%

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
Proved oil and natural gas properties. During the three months ended March 31, 2017 and 2016, the Company did not recognize impairment charges, as the carrying amount of the assets exceeds the undiscounted future cash flows of the assets.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Liabilities Measured at Fair Value
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,750,580	$—	$—	$1,750,580
Commodity derivative instruments	—	174,838	—	174,838
Total assets	$1,750,580	$174,838	$—	$1,925,418

Liabilities:
Commodity derivative instruments	$—	$(135,339)	$—	$(135,339)
Total liabilities	$—	$(135,339)	$—	$(135,339)
Net asset	$1,750,580	$39,499	$—	$1,790,079

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$49,230	$—	$—	$49,230
Commodity derivative instruments	—	56,124	—	56,124
Total assets	$49,230	$56,124	$—	$105,354

Liabilities:
Commodity derivative instruments	$—	$(59,968)	$—	$(59,968)
Total liabilities	$—	$(59,968)	$—	$(59,968)
Net asset (liability)	$49,230	$(3,844)	$—	$45,386

Money market funds in the preceding tables consist of money market funds included in cash and cash equivalents on the Company's condensed consolidated balance sheet at March 31, 2017. The Company's money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. During the three months ended March 31, 2017 and 2016 income related to these investments was $2.3 million and $0.1 million, respectively, and is recorded on our condensed consolidated statements of operations as Interest expense, net.
Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying condensed consolidated balance sheets and in Note 3—Derivative Financial Instruments. The fair values of the Company’s commodity derivative instruments are classified as Level 2 measurements because they are calculated using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt:
7.500% senior unsecured notes due 2022	$—	$—	$61,846	$65,737
Long-term debt:
6.250% senior unsecured notes due 2024	400,000	425,596	400,000	422,548
5.375% senior unsecured notes due 2025	650,000	662,162	650,000	654,531
5.250% senior unsecured notes due 2025	450,000	456,854	—	—
Revolving Credit Agreement	—	—	—	—
Commercial paper	74,836	74,821	—	—
The fair values of the Notes were determined using the March 31, 2017 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of March 31, 2017, there are no indicators for change in the Company’s market spread.
Periodically, the Company invests and commercial paper with investment grade rated entities. The investments are carried at amortized cost and classified as held-to-maturity because the Company has the intent and ability to hold them until they mature. The net carrying value of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the investments. Income related to these investments is recorded on our condensed consolidated statements of operations as Interest expense, net. The fair value of the commercial paper was determined using Level 2 inputs in the fair value hierarchy and are considered cash and cash equivalents because the maturity date is less than 90 days at the date of purchase. The following table provides the components of the Company's cash and cash equivalents as of the dates indicated (in thousands):

	Cash	Commercial Paper	Money Market Funds	Total
March 31, 2017	$91,098	$74,836	$1,750,580	$1,916,514
December 31, 2016	84,149	—	49,230	133,379
The Company has other financial instruments consisting primarily of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued liabilities that approximate their fair value due to the short-term nature of these instruments.
NOTE 15. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.
Double Eagle Acquisition
On February 7, 2017, the Company entered into a Contribution Agreement (the "Double Eagle Contribution Agreement") by and among Parsley LLC, the Company, Double Eagle Energy Permian Operating LLC ("DE Operating"), Double Eagle Energy Permian LLC ("DE Permian") and Double Eagle Energy Permian Member LLC (together with DE Operating and DE Permian, "Double Eagle"), which provided for the contribution by Double Eagle of all of its interests in Double Eagle Lone Star LLC, DE Operating LLC, and Veritas Energy Partners, LLC, as well as certain related transactions with an affiliate of Double Eagle (collectively the "Double Eagle Acquisition"). The Double Eagle Acquisition closed on April 20, 2017 for an aggregate purchase price to Double Eagle of (i) approximately $1.4 billion in cash, which was funded by the February Offering and the New 2025 Notes Offering, and (ii) approximately 39.8 million PE Units and a corresponding

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately 39.8 million shares of the Company's Class B Common Stock, the issuance of which was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act.
Second Amended and Restated Limited Liability Company Agreement of Parsley Energy, LLC
On April 20, 2017, in connection with the closing of the Double Eagle Acquisition, the Company and Parsley LLC entered into the Second A&R Parsley LLC Agreement. The Second A&R Parsley LLC Agreement amended and restated the First Amended and Restated LLC Agreement of Parsley LLC, dated as of May 29, 2014, to provide for the admission of the entities and individuals designated by DE Operating to receive the PE Units and shares of Class B Common Stock issued as consideration in connection with the closing of the Double Eagle Acquisition ("DE Operating’s Designees") as members of Parsley LLC, among other things.
Registration Rights Agreement
On April 20, 2017, in connection with the closing of the Double Eagle Acquisition, the Company entered into a Registration Rights and Lock-Up Agreement (the "Double Eagle RRA") with DE Operating’s Designees, pursuant to which, among other things and subject to certain restrictions, the Company is required to file with the SEC an automatically effective registration statement on Form S-3 (the "Double Eagle Resale Registration Statement") registering for resale the shares of Class A Common Stock issuable upon exchange of the PE Units (and a corresponding number of shares of Class B Common Stock) issued as consideration in connection with the closing of the Double Eagle Acquisition and to conduct certain underwritten offerings thereof. The holders of registrable securities under the Double Eagle RRA are subject to a 90-day lock-up period during which they may not directly or indirectly transfer any PE Units, shares of Class B common stock, or shares of Class A common stock, or any rights or economic interests pertaining thereto.
The Double Eagle Resale Registration Statement was filed with the SEC on May 3, 2017.
Second Amended and Restated Registration Rights Agreement
On April 20, 2017, in connection with the closing of the Double Eagle Acquisition, the Company entered into the Second Amended and Restated Registration Rights Agreement (the "Second A&R IPO RRA"), by and among the Company, Parsley LLC and the other parties thereto. The Second A&R IPO RRA amended and restated the Amended and Restated Registration Rights Agreement, dated as of May 29, 2014, by and among the Company, Parsley LLC and the other parties thereto, to, among other things, address the relative rights of the holders of registrable securities under the Double Eagle RRA and the holders of registrable securities under the Second A&R IPO RRA and to include such registrable securities in certain registration statements and underwritten offerings.
Third Amendment to the Revolving Credit Agreement
On April 28, 2017 the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Third Amendment (the "Third Amendment") to the Revolving Credit Agreement. The Third Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) remove all anti-cash hoarding provisions, (ii) reduce the minimum mortgage and title coverage requirements from 90% to 85% of the total value of each of (a) Parsley's LLC's and its subsidiaries’ proved Oil and Gas Properties (as defined in the Revolving Credit Agreement) and (b) Parsley's LLC's and its subsidiaries’ proved, developed and producing reserves, in each case as evaluated in the most recent reserve report, and (iii) delete the applicable margin penalty, which increased the applicable margin by 0.5% with respect to alternate base rate loans and Eurodollar loans if the Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) as of the last day of any fiscal quarter or fiscal year of the Borrower, as applicable, exceeded 3.50 to 1.00.
In addition, the Third Amendment increased the Aggregate Elected Borrowing Base Commitments (as defined in the Revolving Credit Agreement) from $600.0 million to $1.0 billion and increased the Borrowing Base (as defined in the Revolving Credit Agreement) from $875.0 million to $1.4 billion. The Third Amendment also adds Canadian Imperial Bank of Commerce, New York Branch, Capital One, National Association, Citibank, N.A., PNC, National Association, and UBS AG, Stamford Branch as lenders under the Revolving Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in "Cautionary Note Regarding Forward-Looking Statements" and in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report") under the heading "Item 1A. Risk Factors," all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, "we," "us" or the "Company") was formed in December 2013, succeeding our predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin from Joe Parsley, a co-founder of Parker and Parsley Petroleum Company. We are a holding company whose sole material asset consists of 246,486,859 PE Units as of March 31, 2017. We are the managing member of Parsley Energy, LLC ("Parsley LLC") and are responsible for all operational, management and administrative decisions of Parsley LLC, and we consolidate the financial results of Parsley LLC and its subsidiaries.
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
Our Properties
The following table sets forth information as of March 31, 2017 relating to our leasehold acreage.

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	119,059	89,634	23,662	17,569	142,721	107,203
Delaware Basin	26,827	24,968	31,493	27,387	58,320	52,355
Total	145,886	114,602	55,155	44,956	201,041	159,558
In addition to the leasehold acreage described above, as of March 31, 2017, we held mineral rights in 33,161 acres, with an average royalty interest of 20.6%. These mineral rights and associated royalty interests boost net revenue interest in our applicable properties.
The majority of our identified horizontal drilling locations are located in Upton, Reagan, Midland, and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin.
As of March 31, 2017, we operated 832 gross (639.7 net) producing vertical wells across our acreage. Since commencing our horizontal drilling program in 2013 through March 31, 2017, we have drilled and completed 158 gross (149.0 net) horizontal wells in the Midland Basin, of which 22 gross (21.9 net) were completed during the three months ended March 31, 2017. We have also drilled and completed nine gross (8.8 net) horizontal wells in the Delaware Basin, of which three gross (3.0 net) were drilled during the three months ended March 31, 2017. As of March 31, 2017, we operated 189 gross (174.5 net) producing horizontal wells, of which 164 gross (151.0 net) are located in the Midland Basin and 25 gross (23.5 net) are located in the Delaware Basin. As of March 31, 2017, we had interests in 1,099 gross (825.3 net) producing wells across our properties and operated 92.9% of the wells in which we had an interest.

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
Sources of Our Revenues
Our production revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil, natural gas, and NGLs revenues do not include the effects of derivatives. For the three months ended March 31, 2017 and 2016, our production revenues were derived 85% and 84%, respectively, from oil sales; 6% and 9%, respectively, from natural gas sales; and 9% and 7%, respectively, from NGLs sales. Our production revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.
Other revenues include fees charged by certain of our subsidiaries, Pacesetter Drilling, LLC ("Pacesetter") and Parsley Minerals, LLC, to third parties for drilling services and surface use in the normal course of business.
Production Volumes
The following table presents historical production volumes for our properties for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Oil (MBbls)	3,394	1,731
Natural gas (MMcf)	4,419	2,944
Natural gas liquids (MBbls)	800	425
Total (MBoe)	4,931	2,647
Average net production (Boe/d)	54,789	29,088
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

	Three Months Ended March 31,
	2017	2016
Oil
NYMEX WTI High	$54.45	$41.45
NYMEX WTI Low	$47.34	$26.21
Differential to Average NYMEX WTI	$(0.89)	$(3.77)

Natural Gas
NYMEX Henry Hub High	$3.42	$2.47
NYMEX Henry Hub Low	$2.56	$1.64
Differential to Average NYMEX Henry Hub	$(0.17)	$(0.18)

NGLs
NYMEX High	$54.45	$41.45
NYMEX Low	$47.34	$26.21
Differential to Average NYMEX	$(29.13)	$(22.79)
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

The volumes and terms of our derivative instruments as of March 31, 2017 were as follows:

Description and Production Period	VOLUME (Bbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)	DIFFERENTIAL PRICE
Crude Oil Put Spreads:
Apr 2017 - Jun 2017	717,000	$37.50	$52.50
Apr 2017 - Dec 2017	675,000	$40.00	$55.00
Jul 2017 - Dec 2017	900,000	$40.00	$50.00
Jul 2017 - Dec 2017	1,350,000	$40.00	$52.50
Jul 2017 - Dec 2017	3,600,000	$42.50	$52.50
Jul 2017 - Dec 2017	864,000	$45.00	$55.00
Oct 2017 - Dec 2017	300,000	$42.50	$55.00
Oct 2017 - Dec 2017	600,000	$42.50	$52.50
Jan 2018 - Dec 2018	1,200,000	$40.00	$50.00
Jan 2018 - Mar 2018	600,000	$42.50	$55.00
Jan 2018 - Mar 2018	300,000	$40.00	$52.50
Jan 2018 - Jun 2018	1,200,000	$42.50	$52.50
Apr 2018 - Jun 2018	600,000	$45.00	$55.00
Apr 2018 - Jun 2018	900,000	$40.00	$50.00
Jul 2018 - Dec 2018	3,600,000	$40.00	$50.00
Total	17,406,000

Crude Oil Three-Way Collars:
Jan 2018 - Dec 2018	2,400,000	$40.00	$50.00	$74.75
Jan 2018 - Dec 2018	2,400,000	$40.00	$50.00	$74.00
Apr 2018 - Jun 2018	600,000	$40.00	$50.00	$77.10
Jul 2018 - Dec 2018	600,000	$40.00	$50.00	$79.93
Jul 2018 - Dec 2018	1,200,000	$40.00	$50.00	$76.80
Jul 2018 - Dec 2018	1,500,000	$40.00	$50.00	$76.25
Jan 2019 - Dec 2019	1,800,000	$40.00	$50.00	$80.00
Jan 2019 - Dec 2019	1,200,000	$40.00	$50.00	$81.00
Total	11,700,000

Crude Oil Basis Swaps:
Apr 2017 - Dec 2017	825,000				$(0.40)
Apr 2017 - Dec 2017	825,000				$(0.45)
Apr 2017 - Dec 2017	270,000				$(1.60)
Apr 2017 - Dec 2017	720,000				$(1.65)
Apr 2017 - Dec 2017	450,000				$(1.70)
Jul 2017 - Dec 2017	180,000				$(1.65)
Jan 2018 - Dec 2018	360,000				$(0.95)
Total	3,630,000

Description and Production Period	VOLUME (Btu)	SHORT PUT PRICE ($/Btu)	LONG PUT PRICE ($/Btu)	SHORT CALL PRICE ($/Btu)
Natural Gas Three-Way Collars:
Apr 2017 - Dec 2017	2,700,000	$2.40	$2.75	$4.00
Apr 2017 - Dec 2017	675,000	$2.35	$2.75	$4.05
Apr 2017 - Dec 2017	900,000	$2.25	$2.75	$4.05
Total	4,275,000

We will recognize the following losses in the line item Gain (loss) on derivatives on our condensed consolidated statements of operations from net cash premiums paid on options that will settle during the following periods:

Q2 2017	$(4,825)
Q3 2017	(14,216)
Q4 2017	(17,828)
Q1 2018	(13,008)
Q2 2018	(11,475)
Q3 2018	(10,808)
Q4 2018	(10,808)
Q1 2019	(1,500)
Q2 2019	(1,500)
Q3 2019	(1,500)
Q4 2019	(1,500)
Total	$(88,968)
Impairment of Oil and Natural Gas Properties
Proved oil and natural gas properties are reviewed for impairment quarterly or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. We estimate the expected future cash flows of our oil and natural gas properties and compare the undiscounted cash flows to the carrying amount of the oil and natural gas properties, on a field by field basis, to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will write down the carrying amount of the oil and natural gas properties to estimated fair value.
As a result of suppressed commodity prices and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. During the three months ended March 31, 2017 and 2016, we did not recognize an impairment of our proved oil and natural gas properties. At March 31, 2017, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 183% per field.
The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, based on five-year WTI futures price index for oil and NGLs and five-year Henry Hub futures price index for natural gas, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs remained relatively consistent in the undiscounted future cash flow estimate from March 31, 2016 to March 31, 2017 except commodity price estimates. Future commodity pricing for oil and NGLs is based on five-year WTI futures prices, which increased from March 31, 2016 to March 31, 2017, and on five-year Henry Hub futures prices, which increased from March 31, 2016 to March 31, 2017. In terms of the increase in value of undiscounted cash flows from March 31, 2016 to March 31, 2017, the effect of the increase in pricing has been complemented by the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties and certain acquisitions.
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
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. For example, a decrease of 10% in estimated future pricing of oil and natural gas commodities as of March 31, 2017 would not have resulted in an impairment of our proved oil and natural gas properties.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Recent Transactions
January Offering and Recent Acquisitions
On January 10, 2017, we entered into an underwriting agreement to sell 25,300,000 shares of Class A Common Stock, par value $0.01 per share ("Class A Common Stock") (including 3,300,000 shares issued pursuant to the underwriters’ option to purchase additional shares), at a price of $35.00 per share in an underwritten public offering (the "January Offering"). The January Offering closed on January 17, 2017 and resulted in gross proceeds of approximately $885.5 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $863.0 million.
A portion of the net proceeds from the January Offering was used to acquire, in unrelated transactions, (i) approximately 31,800 gross (23,000 net) acres with estimated net production of 2,300 Boe/d in the Midland and Southern Delaware Basins for aggregate consideration of approximately $606.6 million and (ii) certain mineral interests in approximately 660 net royalty acres in the Southern Delaware Basin for aggregate consideration of approximately $42.8 million.
February Offering
On February 7, 2017, we entered into an underwriting agreement to sell 41,400,000 shares of Class A Common Stock, (including 5,400,000 shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $31.00 per share in an underwritten public offering (the "February Offering"). The February Offering closed on February 13, 2017 and resulted in gross proceeds of approximately $1,283.4 million and net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $1,260.5 million.
New 2025 Notes Offering
Concurrently with the closing of the February Offering, on February 13, 2017, Parsley LLC and Parsley Finance Corp. ("Finance Corp.") issued $450.0 million aggregate principal amount of 5.250% senior unsecured notes due 2025 (the "New 2025 Notes") in an offering that was exempt from registration under the Securities Act (the "New 2025 Notes Offering"). The New 2025 Notes Offering resulted in gross proceeds of $450.0 million and net proceeds, after deducting initial purchaser discounts and commissions and offering expenses, of approximately $443.8 million.
Double Eagle Acquisition
On February 7, 2017, we entered into a Contribution Agreement (the "Double Eagle Contribution Agreement") by and among us, Parsley LLC, Double Eagle Energy Permian Operating LLC ("DE Operating"), Double Eagle Energy Permian LLC ("DE Permian") and Double Eagle Energy Permian Member LLC (together with DE Operating and DE Permian, "Double Eagle"), which provided for the contribution by Double Eagle of all of its interests in Double Eagle Lone Star LLC, DE Operating LLC, and Veritas Energy Partners, LLC, as well as certain related transactions with an affiliate of Double Eagle (collectively, the "Double Eagle Acquisition"). The Double Eagle Acquisition closed on April 20, 2017 for an aggregate purchase price to Double Eagle of (i) approximately $1.4 billion in cash, which was funded by the February Offering and the New 2025 Notes Offering, and (ii) approximately 39.8 million PE Units and a corresponding approximately 39.8 million shares of our Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), the issuance of which was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act.
Second Amended and Restated Limited Liability Company Agreement of Parsley Energy, LLC
On April 20, 2017, in connection with the closing of the Double Eagle Acquisition, we and Parsley LLC entered into the Second Amended and Restated Limited Liability Company Agreement of Parsley LLC (the "Second A&R Parsley LLC Agreement"). The Second A&R Parsley LLC Agreement amended and restated the First Amended and Restated LLC Agreement of Parsley LLC, dated as of May 29, 2014, to provide for the admission of the entities and individuals designated by DE Operating to receive the PE Units and shares of Class B Common Stock issued as consideration in connection with the closing of the Double Eagle Acquisition ("DE Operating’s Designees") as members of Parsley LLC, among other things.
Registration Rights Agreement
On April 20, 2017, in connection with the closing of the Double Eagle Acquisition, we entered into a Registration Rights and Lock-Up Agreement (the "Double Eagle RRA") with DE Operating’s Designees, pursuant to which, among other things and subject to certain restrictions, we are required to file with the SEC an automatically effective registration statement on Form S-3 (the "Double Eagle Resale Registration Statement") registering for resale the shares of Class A Common Stock issuable upon exchange of the PE Units (and a corresponding number of shares of Class B Common Stock) issued as consideration in connection with the closing of the Double Eagle Acquisition and to conduct certain underwritten offerings thereof. The holders of registrable securities under the Double Eagle RRA are subject to a 90-day lock-up period during which they may not directly or indirectly transfer any PE Units, shares of Class B common stock, or shares of Class A common stock, or any rights or economic interests pertaining thereto.
The Double Eagle Resale Registration Statement was filed with the SEC on May 3, 2017.
Second Amended and Restated Registration Rights Agreement
On April 20, 2017, in connection with the closing of the Double Eagle Acquisition, we entered into the Second Amended and Restated Registration Rights Agreement (the "Second A&R IPO RRA"), by and among us, Parsley LLC and the other parties thereto. The Second A&R IPO RRA amended and restated the Amended and Restated Registration Rights Agreement, dated as of May 29, 2014, by and among us, Parsley LLC and the other parties thereto, to, among other things, address the relative rights of the holders of registrable securities under the Double Eagle RRA and the holders of registrable securities under the Second A&R IPO RRA and to include such registrable securities in certain registration statements and underwritten offerings.
Third Amendment to the Revolving Credit Agreement
On April 28, 2017 we, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Third Amendment (the "Third Amendment") to our revolving credit agreement (the "Revolving Credit Agreement"). The Third Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) remove all anti-cash hoarding provisions, (ii) reduce the minimum mortgage and title coverage requirements from 90% to 85% of the total value of each of (a) Parsley's LLC's and its subsidiaries’ proved Oil and Gas Properties (as defined in the Revolving Credit Agreement) and (b) Parsley's LLC's and its subsidiaries’ proved, developed and producing reserves, in each case as evaluated in the most recent reserve report, and (iii) delete the applicable margin penalty, which increased the applicable margin by 0.5% with respect to alternate base rate loans and Eurodollar loans if the Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) as of the last day of any fiscal quarter or fiscal year of the Borrower, as applicable, exceeded 3.50 to 1.00.
In addition, the Third Amendment increased the Aggregate Elected Borrowing Base Commitments (as defined in the Revolving Credit Agreement) from $600.0 million to $1.0 billion and increased the Borrowing Base (as defined in the Revolving Credit Agreement) from $875.0 million to $1.4 billion. The Third Amendment also adds Canadian Imperial Bank of Commerce, New York Branch, Capital One, National Association, Citibank, N.A., PNC, National Association, and UBS AG, Stamford Branch as lenders under the Revolving Credit Agreement.
Stock-Based Compensation
Stock-based compensation includes amortization expense related to grants from our 2014 Long Term Incentive Plan. Refer to Note 9—Stock-Based Compensation to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion.
Drilling Activity
For the three months ended March 31, 2017 and 2016, our capital expenditures for drilling, completions and infrastructure were $188.5 million and $110.4 million, respectively. Our capital expenditures for drilling, completions and infrastructure were $496.0 million for the fiscal year ended December 31, 2016.
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

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Oil, natural gas and NGLs revenues. The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Production revenues (in thousands, except percentages):
Oil sales	$169,745	$52,031	$117,714	226%
Natural gas sales	12,467	5,543	6,924	125%
Natural gas liquids sales	17,413	4,694	12,719	271%
Total revenues	$199,625	$62,268	$137,357	221%

Average realized prices (1):
Oil, without realized derivatives (per Bbls)	$50.01	$30.06	$19.95	66%
Oil, with realized derivatives (per Bbls)	48.52	46.73	1.79	4%
Natural gas, without realized derivatives (per Mcf)	2.82	1.88	0.94	50%
Natural gas, with realized derivatives (per Mcf)	2.80	1.88	0.92	49%
Natural gas liquids (per Bbls)	21.77	11.04	10.73	97%
Average price per Boe, without realized derivatives	40.48	23.52	16.96	72%
Average price per Boe, with realized derivatives	39.44	34.42	5.02	15%

Production:
Oil (MBbls)	3,394	1,731	1,663	96%
Natural gas (MMcf)	4,419	2,944	1,475	50%
Natural gas liquids (MBbls)	800	425	375	88%
Total (MBoe)	4,931	2,647	2,284	86%

Average daily production volume:
Oil (Bbls)	37,711	19,022	18,689	98%
Natural gas (Mcf)	49,100	32,352	16,748	52%
Natural gas liquids (Bbls)	8,889	4,670	4,219	90%
Total (Boe)	54,789	29,088	25,701	88%

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

	Three Months Ended March 31,
	2017	2016
Average realized oil price ($/Bbl)	$50.01	$30.06
Average NYMEX ($/Bbl)	$50.90	$33.83
Differential to NYMEX	$(0.89)	$(3.77)
Average realized oil price to NYMEX percentage	98%	89%
Average realized natural gas price ($/Mcf)	$2.82	$1.88
Average NYMEX ($/Mcf)	$2.99	$2.06
Differential to NYMEX	$(0.17)	$(0.18)
Average realized natural gas to NYMEX percentage	94%	91%
Average realized NGLs price ($/Bbl)	$21.77	$11.04
Average NYMEX ($/Bbl)	$50.90	$33.83
Differential to NYMEX	$(29.13)	$(22.79)
Average realized NGLs price to NYMEX oil percentage	43%	33%
Oil revenues increased 226% to $169.7 million during the three months ended March 31, 2017 from $52.0 million during the three months ended March 31, 2016. The increase is attributable to an increase in oil production volumes of 1,663 MBbls, in addition to a $19.95 per barrel increase in average oil prices. Of the overall changes in oil revenues, the increase in oil production volumes accounted for a positive change of $50.0 million and the increase in oil prices accounted for a positive change of $67.7 million.
Natural gas revenues increased 125% to $12.5 million during the three months ended March 31, 2017 from $5.5 million during the three months ended March 31, 2016. The increase is attributable to an increase in volumes sold of 1,475 MMcf, in addition to a $0.94 per Mcf increase in average natural gas prices. Of the overall changes in natural gas revenues, the increase in natural gas production volumes accounted for a positive change of $2.8 million and the increase in price accounted for a positive change of $4.2 million.
NGLs revenues increased 271% to $17.4 million during the three months ended March 31, 2017 from $4.7 million during the three months ended March 31, 2016. The increase is attributable to a 375 MBbls increase in NGLs production in addition to a $10.73 per barrel increase in average NGLs price. Of the overall changes in NGLs revenues, the increase in production volumes accounted for a positive change of $4.1 million and the increase in NGLs average price accounted for a positive change of $8.6 million.

Operating expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$17,627	$13,898	$3,729	27%
Production and ad valorem taxes	11,162	4,195	6,967	166%
Depreciation, depletion and amortization	68,970	49,384	19,586	40%
General and administrative expenses (1)	24,042	19,299	4,743	25%
Exploration costs	2,763	688	2,075	*
Acquisition costs	1,344	—	1,344	100%
Accretion of asset retirement obligations	136	170	(34)	(20)%
Other operating expenses	2,283	896	1,387	155%
Total operating expenses	$128,327	$88,530	$39,797	45%

Expense per Boe:
Lease operating expenses	$3.57	$5.25	$(1.68)	(32)%
Production and ad valorem taxes	2.26	1.58	0.68	43%
Depreciation, depletion and amortization	13.99	18.66	(4.67)	(25)%
General and administrative expenses (1)	4.88	7.29	(2.41)	(33)%
Exploration costs	0.56	0.26	0.30	115%
Acquisition costs	0.27	—	0.27	100%
Accretion of asset retirement obligations	0.03	0.06	(0.03)	(50)%
Other operating expenses	0.46	0.34	0.12	35%
Total operating expenses per Boe	$26.02	$33.44	$(7.42)	(22)%

(1)	General and administrative expenses include stock-based compensation expense of $4.2 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.
*	The percentage change is not considered meaningful.
 Lease operating expenses. Lease operating expenses increased 27% to $17.6 million during the three months ended March 31, 2017 from $13.9 million during the three months ended March 31, 2016. The increase is primarily due to the increase in number of operated wells, partially offset by cost reduction initiatives implemented by management. On a per Boe basis, lease operating expenses decreased to $3.57 per Boe during the three months ended March 31, 2017 from $5.25 per Boe during the three months ended March 31, 2016. The decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells in addition to an 86% increase in production during the same period.
Production and ad valorem taxes. Production and ad valorem taxes increased 166% to $11.2 million during the three months ended March 31, 2017 from $4.2 million during the three months ended March 31, 2016. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior period commodity prices, whereas production taxes are based on current period commodity prices. Overall, production taxes increased by approximately $6.9 million due to increased production and ad valorem taxes increased $0.1 million reflecting increased property assessments.
Depreciation, depletion and amortization. Depreciation, depletion and amortization ("DD&A") expense increased 40% to $69.0 million for the three months ended March 31, 2017 from $49.4 million for the three months ended March 31, 2016. The increase is attributable to a $336.4 million increase in costs subject to depletion and an 86% increase in production, offset by a 77% increase in total proved reserves and an 88% increase in proved developed reserves. On a per Boe basis, DD&A expense decreased 25% to $13.99 for the three months ended March 31, 2017 from $18.66 per Boe during the three months ended March 31, 2016, primarily due to the increase in production volumes and the increase in reserves discussed above.

General and administrative expenses. General and administrative expenses increased 25% to $24.0 million during the three months ended March 31, 2017 from $19.3 million during the three months ended March 31, 2016, primarily due to higher payroll and stock-based compensation expenses associated with the hiring of additional employees to manage our growing asset base and increased production. General and administrative expenses per Boe decreased 33% to $4.88 per Boe for the three months ended March 31, 2017 from $7.29 per Boe for the three months ended March 31, 2016.
Exploration costs. The following table provides a breakdown of exploration costs incurred for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Geological and geophysical costs	$1,374	$7
Idle drilling rig fees	1,161	599
Unproved leasehold amortization	228	82
Total exploration costs	$2,763	$688
Our geological and geophysical ("G&G") costs consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to increased geoscientific analysis of our acreage. During the three months ended March 31, 2017 and 2016, we obtained G&G data related to a portion of our Delaware Basin acreage.
During the three months ended March 31, 2017 and 2016, exploration costs include idle drilling rig fees of $1.2 million and $0.6 million, respectively, that are not chargeable to our joint operations. The applicable drilling rig contract expired on March 31, 2017.
During the three months ended March 31, 2017 and 2016, we recognized leasehold amortization expense of $0.2 million and $0.1 million, respectively, which relates to amortization of unproved leasehold costs.
Acquisition costs. During the three months ended March 31, 2017, we incurred $1.3 million of acquisition costs, which include legal and other due diligence fees paid associated with the acquisitions described in Note 5—Acquisitions of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report. There were no such costs incurred during the three months ended March 31, 2016.
Other operating expenses. During the three months ended March 31, 2017 and 2016, we incurred $2.3 million and $0.9 million, respectively, of other operating expenses in the normal course of business by Pacesetter.
Other income and expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Interest expense, net	$(16,965)	$(11,194)	$(5,771)	(52)%
Gain on sale of property	—	350	(350)	(100)%
Loss on early extinguishment of debt	(3,891)	—	(3,891)	(100)%
Gain on derivatives	24,616	2,088	22,528	*
Change in TRA liability	(20,549)	—	(20,549)	(100)%
Other income (expense)	950	(462)	1,412	*
Total other expense, net	$(15,839)	$(9,218)	$(6,621)	72%
Interest expense, net. Interest expense, net increased 52% to $17.0 million during the three months ended March 31, 2017 from $11.2 million during the three months ended March 31, 2016 as a result of increased weighted average debt outstanding as discussed in Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Gain on sale of property. During the three months ended March 31, 2016, we recognized a gain of $0.4 million, which is attributable to the certain divestiture activity. There was no activity that resulted in a gain on the sale of property during the three months ended March 31, 2017.
Gain on derivatives. Gain on derivatives increased $22.5 million to $24.6 million during the three months ended March 31, 2017, as compared to $2.1 million during the three months ended March 31, 2016, as lower commodity prices increased the value of our derivative portfolio.
Loss on early extinguishment of debt. The Company recorded a $3.9 million loss on early extinguishment of debt due to the redemption of the 7.500% senior unsecured notes due 2022 as discussed in Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report. There was no such activity for the three months ended March 31, 2016.
Change in TRA liability. During the three months ended March 31, 2017, the Company recorded a $20.5 million expense associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2016. There was no such activity for the three months ended March 31, 2016.
Other income (expense). Other income (expense) increased $1.4 million to income of $1.0 million during the three months ended March 31, 2017, as compared to expense of $0.5 million during the three months ended March 31, 2016. The increase is primarily attributable to a $1.3 million increase in income from our equity investment as well as a $0.1 million fair value adjustment related to our short-term investments which are included in Cash and cash equivalents on our condensed consolidated balance sheets included elsewhere in this quarterly report.
Income Tax (Expense) Benefit
During the three months ended March 31, 2017, we recognized a tax expense of $18.4 million, an increase of 292%, as compared to the income tax benefit of $9.6 million we recognized during the three months ended March 31, 2016. This increase was attributable to the corresponding change in our results of operations, as discussed above, as well as the impact of net income attributable to noncontrolling ownership interests, the impact of state income taxes and the reversal of a valuation allowance that was recorded in 2016.
Capital Requirements and Sources of Liquidity
For the three months ended March 31, 2017, our aggregate drilling, completions and infrastructure capital expenditures, including facilities, were $188.5 million. During the year ended December 31, 2016, our aggregate drilling, completion and infrastructure capital expenditures were $496.0 million. These capital expenditure totals exclude acquisitions.
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
A portion of the proceeds received from the January Offering, the February Offering, and the New 2025 Notes Offering will be used to fund a portion of our capital requirements.
Based upon current oil and natural gas price expectations for fiscal year 2017, we believe that our cash on hand, cash flow from operations and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through 2017. However, as more fully described below, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. As of March 31, 2017, our liquidity was as follows (in millions):

Cash and cash equivalents	$1,916.5
Revolving Credit Agreement availability	597.7
Liquidity	$2,514.2

Pro forma for the closing of the Double Eagle Acquisition and the Third Amendment, our liquidity as of March 31, 2017 was approximately $1,612.8 million.
Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2016 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2017 does not allocate any amounts for acquisitions of oil and natural gas properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$41,786	$19,905
Net cash used in investing activities	(760,917)	(334,459)
Net cash provided by (used in) financing activities	2,502,266	(220)
Cash flows from operating activities. Net cash provided by operating activities was approximately $41.8 million and $19.9 million for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by operating activities increased from the period ending March 31, 2016 to March 31, 2017, primarily due to a $138.4 million increase in total revenues, offset by a $20.2 million increase in cash based operating expenses, including lease operating expenses, production and ad valorem taxes and general and administrative expenses and a $49.1 million decrease in changes in working capital.
Cash flows from investing activities. Net cash used in investing activities was approximately $760.9 million and $334.5 million for the three months ended March 31, 2017 and 2016, respectively. The increased amount of cash used in investing activities was due primarily to the $380.5 million increase in acquisition costs related to oil and natural gas properties during the three months ended March 31, 2017 over the three months ended March 31, 2016. Please refer to Note 5—Acquisitions of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion related to acquisitions.
Cash flows from financing activities. Net cash provided by financing activities was $2,502.3 million and net cash used in financing activities was $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Net cash from financing activities increased in the period ending March 31, 2017, primarily due to increased debt and equity related activity. During the three months ended March 31, 2017 we received net proceeds from equity offerings of $2,123.5 million and net proceeds from debt offerings of $445.2 million.
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

5.375% Senior Unsecured Notes due 2025. See Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 2025 Notes.
5.250% Senior Unsecured Notes due 2025. See Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our New 2025 Notes.
Derivative activity. We plan to continue our practice of entering into hedging arrangements to reduce the impact of commodity price volatility on our cash flow from operations. Under this strategy, we intend to continue our historical practice of entering into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering a portion of our projected oil and natural gas production.
Working Capital
Our working capital totaled $1,864.6 million and ($45.5) million at March 31, 2017 and December 31, 2016, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $1,916.5 million and $133.4 million at March 31, 2017 and December 31, 2016, respectively. The $1,783.1 million increase in cash is primarily attributable to the increased debt and equity related activity described in Note 1—Organization and Nature of Operations to our condensed consolidated financial statements and offset by acquisitions described in Note 5—Acquisitions of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Critical Accounting Policies and Estimates
There have not been any material changes during the three months ended March 31, 2017 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please read "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report for further description of the Company’s critical accounting policies.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no material off-balance sheet arrangements.

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
Commodity Price Risk
Our major market risk exposure is in the pricing that we receive for our oil and natural gas production. Pricing for our production has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our production depend on many factors outside of our control, such as the strength of the global economy and global supply and demand for the commodities we produce.
To reduce the impact of price fluctuations on our production revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil and natural gas production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at March 31, 2017, see Note 3—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
As of March 31, 2017, the fair market value of our oil and natural gas derivative contracts was a net asset of $39.5 million, including deferred premium payables of $55.2 million. As of March 31, 2017, the fair market value of our oil derivative contracts was a net asset of $39.7 million. Based on our open oil derivative positions at March 31, 2017, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $37.3 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $45.8 million. As of March 31, 2017, the fair market value of our natural gas derivative contracts was a net liability of less than $0.2 million. Based on our open natural gas derivative positions at March 31, 2017, a 10% increase in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $0.3 million, while a 10% decrease in the NYMEX Henry Hub price would decrease our net natural gas liability by approximately $0.4 million. Please read "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas, and NGLs."
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

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations. We are exposed to changes in interest rates as a result of our Revolving Credit Agreement, and the terms of our Revolving Credit Agreement require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of March 31, 2017, however, we had no outstanding borrowings related to our Revolving Credit Agreement, and therefore an increase in interest rates will not result in increased interest expense until such time that we determine to make borrowings under our Revolving Credit Agreement.

Item 4. Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, we completed the implementation of a new accounting application. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change, including procedures to preserve the integrity of the data converted during the application implementation. Additionally, we provided training related to this application to individuals using the application to carry out their job responsibilities. We believe the new application will enhance our internal control over financial reporting due to enhanced automation and integration of related processes. We are modifying the design and documentation of internal control processes and procedures relating to the new application to supplement and complement existing internal control documentation. The implementation of the new application was not undertaken in response to any deficiencies in our internal control over financial reporting. Testing of the controls related to the new application and related accounting functions is ongoing and is included in the scope of our assessment of our internal control over financial reporting for the three months ended March 31, 2017. We will continuously monitor controls through and around the application to provide reasonable assurance that controls are effective.
There were no other changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading "Item 1A. Risk Factors" included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report or our other SEC filings other than as set forth below:
We may be unable to successfully integrate Double Eagle’s operations or to realize anticipated cost savings, revenues or other benefits of the Double Eagle Acquisition.
Our ability to achieve the anticipated benefits of the Double Eagle Acquisition will depend in part upon whether we can integrate Double Eagle’s assets and operations into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including those acquired from Double Eagle, requires an assessment of several factors, including:

•	recoverable reserves;

•	future natural gas and oil prices and their appropriate differentials;

•	availability and cost of transportation of production to markets;

•	availability and cost of drilling equipment and of skilled personnel;

•	development and operating costs and potential environmental and other liabilities; and

•	regulatory, permitting and similar matters.
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we have performed, and will continue to perform, a review of the subject properties, including properties that are subject to certain customary acreage swaps in process, that we believe to be generally consistent with industry practices. Our review may not reveal all existing or potential problems or permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections will not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the contractual protection provided with respect to all or a portion of the underlying deficiencies may prove ineffective or insufficient. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the acquired properties will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the Double Eagle Acquisition will materialize. Integrating significant acquisitions, including the Double Eagle Acquisition, and other strategic transactions may involve other risks that may cause our business to suffer, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended March 31, 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2017	—	$—	—	$—
February 2017	3,505	$31.82	—	$—
March 2017	—	$—	—	$—
Total	3,505	$31.82	—	$—

(1)	Consists of shares of Class A Common Stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.
Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARSLEY ENERGY, INC.

May 5, 2017	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman and Chief Executive Officer (Principal Executive Officer)

May 5, 2017	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Contribution Agreement, dated as of February 7, 2017, by and between Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on
Form 8-K, File No. 001-36463, filed with the SEC on February 7, 2017).

2.2*
First Amendment to Contribution Agreement, dated as of March 10, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC.

2.3*
Second Amendment to Contribution Agreement, dated as of April 7, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC.

2.4*
Third Amendment to Contribution Agreement, dated as of April 19, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC.

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
4.1
Indenture, dated May 27, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 6.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on May 27, 2016).

4.2
First Supplemental Indenture, dated August 18, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 6.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 19, 2016).

4.3
Second Supplemental Indenture, dated October 27, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 6.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

4.4
Third Supplemental Indenture, dated April 20, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 6.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

4.5
Indenture, dated December 13, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on December 13, 2016).

4.6
First Supplemental Indenture, dated April 20, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

4.7
Indenture, dated February 13, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 13, 2017).

4.8
First Supplemental Indenture, dated April 20, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

4.9
Registration Rights and Lock-Up Agreement, dated as of April 20, 2017, by and between Parsley Energy, Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

4.10
Second Amended and Restated Registration Rights Agreement, dated as of April 20, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc. and each of the parties listed as Owners on the signature pages thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

10.1
First Amendment to Credit Agreement, dated as of February 13, 2017, among Parsley Energy, LLC, as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on May 1, 2017).

10.2
Second Amendment to Credit Agreement, dated as of April 11, 2017, among Parsley Energy, LLC, as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on May 1, 2017).

10.3
Third Amendment to Credit Agreement, dated as of April 28, 2017, among Parsley Energy, LLC, as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on May 1, 2017).

10.4
Purchase Agreement, dated February 8, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 13, 2017).

10.5
Second Amended and Restated Limited Liability Company Agreement of Parsley Energy, LLC, dated as of April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

10.6†
Indemnification Agreement, dated as of January 5, 2017, by and between Parsley Energy, Inc. and Kristen McClure (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 27, 2017).

10.7†
Indemnification Agreement, dated as of January 5, 2017, by and between Parsley Energy, Inc. and Mark Timmons (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 27, 2017).

10.8†
Indemnification Agreement, dated as of January 5, 2017, by and between Parsley Energy, Inc. and Mark Brown (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 27, 2017).

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