Form 10-Q
period 2017-06-30
Parsley Energy, Inc.
filed 2017-08-04
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 4, 2017, the registrant had 247,647,267 shares of Class A common stock and 66,750,683 shares of Class B common stock outstanding.

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

(26)	NYMEX. The New York Mercantile Exchange.

(27)	Operator. The entity responsible for the exploration, development and production of a well or lease.

(28)	PE Units. The single class of units that represents all of the membership interests (including outstanding incentive units) in Parsley Energy, LLC.

(29)	Proved developed reserves. Proved reserves that can be expected to be recovered:

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

PART 1: FINANCIAL INFORMATION
Item 1:  Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$502,616	$133,379
Restricted cash	3,889	3,290
Accounts receivable:
Joint interest owners and other	17,826	12,698
Oil, natural gas and NGLs	76,621	59,174
Related parties	216	290
Short-term derivative instruments, net	117,825	39,708
Other current assets	8,053	50,949
Total current assets	727,046	299,488
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	7,803,119	4,063,417
Accumulated depreciation, depletion and impairment	(640,926)	(506,175)
Total oil and natural gas properties, net	7,162,193	3,557,242
Other property, plant and equipment, net	77,197	59,318
Total property, plant and equipment, net	7,239,390	3,616,560
NONCURRENT ASSETS
Long-term derivative instruments, net	109,940	16,416
Other noncurrent assets	9,226	6,318
Total noncurrent assets	119,166	22,734
TOTAL ASSETS	$8,085,602	$3,938,782

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$336,926	$162,317
Revenue and severance taxes payable	87,425	69,452
Current portion of long-term debt	3,806	67,214
Short-term derivative instruments, net	73,660	44,153
Current portion of asset retirement obligations	5,500	1,818
Total current liabilities	507,317	344,954
NONCURRENT LIABILITIES
Long-term debt	1,490,597	1,041,324
Asset retirement obligations	14,157	9,574
Deferred tax liability	10,375	5,483
Payable pursuant to TRA liability	114,876	94,326
Long-term derivative instruments, net	75,104	12,815
Total noncurrent liabilities	1,705,109	1,163,522
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 246,667,121 shares issued and 246,523,242 shares outstanding at June 30, 2017 and 179,730,033 shares issued and 179,590,617 shares outstanding at December 31, 2016	2,467	1,797
Class B, $0.01 par value, 125,000,000 shares authorized, 67,857,091 and 28,008,573 shares issued and outstanding at June 30, 2017 and December 31, 2016	679	280
Additional paid in capital	4,582,932	2,151,197
Retained earnings (accumulated deficit)	6,933	(63,255)
Treasury stock, at cost, 143,879 shares and 139,416 shares at June 30, 2017 and December 31, 2016	(518)	(381)
Total stockholders' equity	4,592,493	2,089,638
Noncontrolling interest	1,280,683	340,668
Total equity	5,873,176	2,430,306
TOTAL LIABILITIES AND EQUITY	$8,085,602	$3,938,782
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
REVENUES
Oil sales	178,066	$91,129	$347,811	$143,160
Natural gas sales	12,983	5,834	25,450	11,377
Natural gas liquids sales	20,336	9,347	37,749	14,041
Other	2,292	562	3,525	782
Total revenues	213,677	106,872	414,535	169,360
OPERATING EXPENSES
Lease operating expenses	29,631	14,204	47,258	28,102
Production and ad valorem taxes	11,397	6,407	22,559	10,602
Depreciation, depletion and amortization	83,315	55,988	152,285	105,372
General and administrative expenses (including stock-based compensation of $5,251 and $3,391 for the three months ended June 30, 2017 and 2016 and $9,460 and $6,150 for the six months ended June 30, 2017 and 2016)	31,761	17,307	55,803	36,606
Exploration costs	2,442	8,978	5,205	9,666
Acquisition costs	7,176	486	8,520	486
Accretion of asset retirement obligations	193	215	329	385
Other operating expenses	2,503	1,651	4,786	2,547
Total operating expenses	168,418	105,236	296,745	193,766
OPERATING INCOME (LOSS)	45,259	1,636	117,790	(24,406)
OTHER INCOME (EXPENSE)
Interest expense, net	(20,586)	(12,199)	(37,551)	(23,393)
Loss on sale of property	—	(469)	—	(119)
Loss on early extinguishment of debt	—	—	(3,891)	—
Gain (loss) on derivatives	43,514	(27,304)	68,130	(25,216)
Change in TRA liability	—	—	(20,549)	—
Other (expense) income	(177)	(70)	773	(531)
Total other income (expense), net	22,751	(40,042)	6,912	(49,259)
INCOME (LOSS) BEFORE INCOME TAXES	68,010	(38,406)	124,702	(73,665)
INCOME TAX (EXPENSE) BENEFIT	(12,216)	10,918	(30,618)	20,486
NET INCOME (LOSS)	55,794	(27,488)	94,084	(53,179)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15,048)	6,111	(23,896)	12,448
NET INCOME (LOSS) ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$40,746	$(21,377)	$70,188	$(40,731)

Net income (loss) per common share:
Basic	$0.17	$(0.13)	$0.30	$(0.28)
Diluted	$0.17	$(0.13)	$0.30	$(0.28)
Weighted average common shares outstanding:
Basic	245,698	158,662	233,255	147,313
Diluted	246,792	158,662	234,315	147,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings (accumulated deficit)	Treasury stock	Treasury stock	Total stockholders' equity	Noncontrolling interest	Total equity
	(In thousands)
Balance at December 31, 2016	179,730	28,008	$1,797	$280	$2,151,197	$(63,255)	139	$(381)	$2,089,638	$340,668	$2,430,306
Issuance proceeds, net of underwriters discount and expenses	66,700	—	667	—	2,122,860	—	—	—	2,123,527	—	2,123,527
Shares of Class B Common Stock issued for acquisition	—	39,849	—	399	1,182,965	—	—	—	1,183,364	—	1,183,364
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	(915,749)	—	—	—	(915,749)	915,749	—
Decrease in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	32,202	—	—	—	32,202	—	32,202
Investment in Pacesetter	—	—	—	—	—	—	—	—	—	370	370
Issuance of restricted stock	223	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	14	—	3	—	(3)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	5	(137)	(137)	—	(137)
Stock-based compensation	—	—	—	—	9,460	—	—	—	9,460	—	9,460
Net income	—	—	—	—	—	70,188	—	—	70,188	23,896	94,084
Balance at June 30, 2017	246,667	67,857	$2,467	$679	$4,582,932	$6,933	144	$(518)	$4,592,493	$1,280,683	$5,873,176
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$94,084	$(53,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	152,285	105,372
Accretion of asset retirement obligations	329	385
Loss on sale of property	—	119
Loss on early extinguishment of debt	3,891	—
Amortization and write off of deferred loan origination costs	1,803	1,385
Amortization of bond premium	(258)	(383)
Stock-based compensation	9,460	6,150
Deferred income tax expense (benefit)	30,476	(20,486)
Change in TRA liability	20,549	—
(Gain) loss on derivatives	(68,130)	25,216
Net cash received for derivative settlements	2,115	25,133
Net cash (paid) received for option premiums	(13,281)	7,014
Net premiums (paid) received on options that settled during the period	(9,917)	20,965
Other	261	5,677
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(599)	(1,019)
Accounts receivable	(22,575)	(52,521)
Accounts receivable—related parties	74	(345)
Other current assets	56,235	(39,037)
Other noncurrent assets	(842)	482
Accounts payable and accrued expenses	52,672	12,388
Revenue and severance taxes payable	17,973	8,487
Other noncurrent liabilities	—	2
Net cash provided by operating activities	326,605	51,805
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(361,742)	(252,764)
Acquisitions of oil and natural gas properties	(2,088,286)	(548,724)
Additions to other property and equipment	(19,520)	(6,487)
Proceeds from sales and exchanges of oil and natural gas properties	13,557	—
Other	(630)	—
Net cash used in investing activities	(2,456,621)	(807,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	452,480	200,000
Payments on long-term debt	(67,411)	(503)
Debt issuance costs	(9,206)	(4,561)
Proceeds from issuance of common stock, net	2,123,527	659,387
Repurchase of common stock	(137)	(213)
Net cash provided by financing activities	2,499,253	854,110
Net increase in cash and cash equivalents	369,237	97,940
Cash and cash equivalents at beginning of period	133,379	343,084
Cash and cash equivalents at end of period	$502,616	$441,024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,102	$21,241
Cash paid for income taxes	$200	$315
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$8,084	$(1,257)
Additions (reductions) to oil and natural gas properties - change in capital accruals	$121,663	$(6,281)
Additions to other property and equipment funded by capital lease borrowings	$2,500	$505
Common stock issued for oil and natural gas properties	$1,183,501	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, the "Company") was formed on December 11, 2013, pursuant to the laws of the State of Delaware, succeeding our predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin. The Company is engaged in the acquisition and development of unconventional oil and natural gas reserves located in the Permian Basin, which is located in West Texas and Southeastern New Mexico.
Double Eagle Acquisition
On April 20, 2017, the Company, and its subsidiary, Parsley Energy, LLC ("Parsley LLC"), completed the acquisition (the "Double Eagle Acquisition") of all of the interests in Double Eagle Lone Star LLC, DE Operating LLC, and Veritas Energy Partners, LLC (which are currently named Parsley DE Lone Star LLC, Parsley DE Operating LLC, and Parsley Veritas Energy Partners, LLC, respectively) from Double Eagle Energy Permian Operating LLC ("DE Operating"), Double Eagle Energy Permian LLC ("DE Permian"), and Double Eagle Energy Permian Member LLC (together with DE Operating and DE Permian, "Double Eagle"), as well as certain related transactions with an affiliate of Double Eagle. The aggregate purchase price for the Double Eagle Acquisition consisted of approximately (i) $1,394.7 million in cash and (ii) 39,848,518 units of PE Units and a corresponding 39,848,518 shares of the Company’s Class B common stock, par value $0.01 per share ("Class B Common Stock"). The Double Eagle Acquisition is discussed in further detail in Note 5—Acquisitions and divestitures.
As described further below, under the Second Amended and Restated Limited Liability Company Agreement of Parsley LLC (the "Second A&R Parsley LLC Agreement"), the holders of PE Units generally have the right to exchange their PE Units (and a corresponding number of shares of Class B Common Stock) for shares of the Company’s Class A common stock, par value $0.01 per share ("Class A Common Stock"), at an exchange ratio of one share of Class A Common Stock for each PE Unit (and corresponding share of Class B Common Stock) exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications.
NOTE 2. SUMMARY OF ACCOUNTING POLICIES
These condensed consolidated financial statements include the accounts of (i) the Company, (ii) Parsley LLC, (iii) the direct and indirect wholly owned subsidiaries of Parsley LLC (including Parsley DE Lone Star LLC, Parsley DE Operating LLC, Parsley Veritas Energy Partners, LLC and Parsley Novus Land Services LLC, the interests of which were acquired pursuant to the Double Eagle Acquisition), and (iv) an indirect, majority owned subsidiary of Parsley LLC, Pacesetter Drilling, LLC, of which Parsley LLC owns, indirectly, a 63.0% interest. Parsley LLC also owns, indirectly, a 42.5% noncontrolling interest in Spraberry Production Services, LLC ("SPS"). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intra-company balances and transactions have been eliminated.
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
The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2017.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In addition, new qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to fiscal years beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-11, which rescinds guidance from the SEC on accounting for gas balancing arrangements and will eliminate the use of the entitlements method. Entities have the option of using either a full retrospective or modified approach to adopt the new standards. The Company has selected the modified retrospective approach for transition and plans to implement the new guidance on January 1, 2018. The amended guidance is not expected to materially affect the Company's condensed consolidated financial statements or notes to the condensed consolidated financial statements, but the Company does expect changes to the disclosures included in the notes to the condensed consolidated financial statements.

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. The Company has selected the retrospective transition method for transition and plans to implement the new guidance on January 1, 2018. The amended guidance is not expected to materially affect the Company's condensed consolidated financial statements or notes to the condensed consolidated financial statement, with the exception of the presentation of restricted cash and restricted cash equivalents on the condensed consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. This reduces the number of transactions that require further evaluation. Further, this ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present as well as narrows the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after their effective date and no disclosures are required at transition. Early adoption is for transactions for which the acquisition date or disposal date occurs before the issuance date or effective date of the amendment, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company plans to implement the new guidance on January 1, 2018 and because the ASU will be implemented on a prospective basis, will only affect the condensed consolidated financial statement and notes to the condensed consolidated financial statements in future periods.

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company utilizes put spread options, three-way collars, commodity swap contracts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects.
Oil Production Derivative Activities
All material physical sales contracts governing the Company's oil production are tied directly to, or are highly correlated with, WTI Phillips 66 oil prices. The Company uses put spread options, three-way collars and commodity swap contracts to manage oil price volatility and basis swap contracts to reduce basis risk between WTI prices and the actual index prices at which the oil is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the volumes associated with the Company's outstanding oil derivative contracts expiring during the periods indicated and the weighted average oil prices for those contracts:

Crude Options	Six Months Ending December 31, 2017	Year Ending December 31, 2018	Year Ending December 31, 2019
Put spreads
Purchased:
Puts (1)
Notional (MBbl)	7,464	9,600	1,200
Weighted average strike price	$51.08	$51.17	$50.00
Sold:
Puts (1)
Notional (MBbl)	(7,464)	(9,600)	(1,200)
Weighted average strike price	$41.31	$40.78	$40.00

Three-way collars
Purchased:
Puts
Notional (MBbl)	—	8,700	3,000
Weighted average strike price	$—	$50.00	$50.00
Sold:
Puts
Notional (MBbl)	—	(8,700)	(3,000)
Weighted average strike price	$—	$40.00	$40.00
Calls
Notional (MBbl)	—	(8,700)	(3,000)
Weighted average strike price	$—	$75.40	$80.40

Collars
Purchased:
Puts
Notional (MBbl)	736	1,095	—
Weighted average strike price	$46.75	$45.67	$—
Sold:
Puts
Notional (MBbl)	(736)	(1,095)	—
Weighted average strike price	$59.85	$61.31	$—

Swaps
Volume (MBbl)	92	183	—
Strike price ($/Bbl)	$55.00	$55.00	$—

Basis swap contracts (2)
Midland-Cushing index swap volume (MBbl)	3,072	1,638	—
Swap price ($/Bbl)	$(1.00)	$(0.91)	$—

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Excludes 4,278 notional MBbls with a fair value of $22.4 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.

Natural Gas Production Derivative Activities
All material physical sales contracts governing the Company's natural gas production are tied directly or indirectly to NYMEX Henry Hub natural gas prices or regional index prices where the natural gas is sold. The Company uses three-way collars and commodity swap contracts to manage natural gas price volatility.
The following table sets forth the volumes associated with the Company's outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

Natural Gas	Six Months Ending December 31, 2017	Year Ending December 31, 2018
Three-way collars
Purchased:
Puts
Notional (MMbtu)	2,850	2,400
Weighted average strike price	$2.75	$3.25
Sold:
Puts
Notional (MMbtu)	(2,850)	(2,400)
Weighted average strike price	$2.36	$2.60
Calls
Notional (MMbtu)	(2,850)	(2,400)
Weighted Average Strike Price	$4.02	$4.70

Swaps
Volume (MMbtu)	920	450
Strike price ($/MMbtu)	$3.43	$3.50
Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company's gains (losses) on derivative instruments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Changes in fair value of derivative instruments	$43,604	(38,602)	$73,375	(65,368)
Net derivative settlements	4,973	747	4,672	19,187
Net premiums realization on options that settled during the period	(5,063)	10,551	(9,917)	20,965
Gain (loss) on derivatives	$43,514	$(27,304)	$68,130	$(25,216)
The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 14—Disclosures about Fair Value of Financial Instruments. The Company has agreements in place with all of its counterparties that allow for the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During the three and six months ended June 30, 2017 and 2016, the Company did not receive or post any margins in connection with collateralizing its derivative positions.
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with the brokers as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
June 30, 2017
Derivative assets with right of offset or master netting agreements	$250,178	$(22,413)	$227,765
Derivative liabilities with right of offset or master netting agreements	(171,177)	22,413	(148,764)

December 31, 2016
Derivative assets with right of offset or master netting agreements	$66,417	$(10,293)	$56,124
Derivative liabilities with right of offset or master netting agreements	(67,261)	10,293	(56,968)

Concentration of Credit Risk
The financial integrity of the Company’s exchange-traded contracts is assured by NYMEX through financial safeguards and transaction guarantees, and is therefore subject to nominal credit risk. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with a large multinational financial institution with an investment grade credit rating or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from our commodity derivative contracts as of June 30, 2017 and December 31, 2016 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company typically enters into International Swap Dealers Association Master Agreements ("ISDA Agreements") with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. The Company did not incur any losses due to counterparty nonperformance during the three and six months ended June 30, 2017 or the year ended December 31, 2016.
Credit Risk Related Contingent Features in Derivatives
Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk related event. These events, which are defined by the existing commodity derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. None of the Company’s commodity derivative instruments were in a net liability position with respect to any individual counterparty at June 30, 2017 or December 31, 2016.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	June 30, 2017	December 31, 2016
Oil and natural gas properties:
Subject to depletion	$3,390,262	$2,376,712
Not subject to depletion
Incurred in 2017	3,019,805	—
Incurred in 2016	1,028,736	1,215,920
Incurred in 2015 and prior	364,316	470,785
Total not subject to depletion	4,412,857	1,686,705
Oil and natural gas properties, successful efforts method	7,803,119	4,063,417
Less accumulated depreciation, depletion and impairment	(640,926)	(506,175)
Total oil and natural gas properties, net	7,162,193	3,557,242
Other property, plant and equipment	95,764	73,382
Less accumulated depreciation	(18,567)	(14,064)
Other property, plant and equipment, net	77,197	59,318
Total property, plant and equipment, net	$7,239,390	$3,616,560

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects. At June 30, 2017 and December 31, 2016, the Company had excluded $4,412.9 million and $1,686.7 million, respectively, of capitalized costs from depletion.
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $80.4 million and $147.1 million for the three and six months ended June 30, 2017, respectively, and $54.6 million and $102.5 million for the three and six months ended June 30, 2016, respectively. The Company had no exploratory wells in progress at June 30, 2017 or December 31, 2016.
NOTE 5. ACQUISITIONS AND DIVESTITURES OF OIL AND NATURAL GAS PROPERTIES
Acquisitions
During the three and six months ended June 30, 2017, the Company incurred costs of $90.6 million and $125.9 million, respectively, related to the acquisition of leasehold acreage. During the three and six months ended June 30, 2017, the Company reflected $88.2 million and $119.1 million, respectively, as part of costs not subject to depletion and $2.4 million and $6.8 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.
In addition to the above-described acquisition of leasehold acreage, during the three and six months ended June 30, 2017, the Company acquired, from unaffiliated individuals and entities, interests in certain oil and natural gas properties through a number of separate, individually negotiated transactions (including the Double Eagle Acquisition) for total consideration of $2,592.0 million and $3,145.9 million, respectively. These acquisitions were accounted for using the acquisition method under ASC Topic 805, "Business Combinations," which requires the acquired assets and liabilities to be recorded at fair values as of the respective acquisition dates. The Company reflected $349.9 million and $447.3 million, respectively, of the total consideration paid as part of its cost subject to depletion within its oil and natural gas properties and $2,242.1 million and $2,698.6 million, respectively, as unproved leasehold costs within its oil and natural gas properties for the three and six months ended June 30, 2017. Excluding the Double Eagle Acquisition, the revenues and operating expenses attributable to these acquisitions during the three and six months ended June 30, 2017 were not material.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 20, 2017, the Company and Parsley LLC completed the Double Eagle Acquisition for an aggregate purchase of approximately (i) $1,394.7 million in cash and (ii) 39,848,518 units of PE Units and a corresponding 39,848,518 shares of the Company’s Class B Common Stock. The aggregate consideration transferred was $2,578.1 million, subject to post-closing adjustments, which consisted of a combination of cash and PE Units (together with a corresponding number of shares of Class B Common Stock). Of the aggregate consideration transferred, approximately $172.3 million in cash and approximately 4,921,557 PE Units (and a corresponding approximately 4,921,557 shares of Class B Common Stock) were deposited in an indemnity holdback escrow account.
The Company is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed, and as a result, the estimates for fair value are subject to change. The Company anticipates certain changes, including, but not limited to, adjustments to working capital that are expected to be finalized prior to the measurement period's expiration. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as a result of the Double Eagle Acquisition (in thousands):

Cash	$2,469
Receivables	17,060
Derivatives	3,970
Proved oil and natural gas properties	353,000
Unproved oil and natural gas properties	2,247,607
Total assets acquired	2,624,106
Accounts payable	(39,355)
Deferred tax liability	(6,618)
Total liabilities assumed	(45,973)
Estimated fair value of net assets acquired	$2,578,133
The Company has included in its consolidated statements of operations revenues of $21.2 million and earnings of $18.1 million for the period of April 20, 2017 to June 30, 2017 due to the Double Eagle Acquisition.
The Double Eagle Acquisition was deemed material for purposes of the following pro forma disclosures. The Double Eagle Acquisition was not included in the Company's consolidated and combined results until its closing date.
The following unaudited pro forma information for the three and six months ended June 30, 2017 and 2016 represents the results of the Company's consolidated operations as if the Double Eagle Acquisition had occurred on January 1, 2016. This information is based on historical results of operations, adjusted for certain estimated accounting adjustments and does not purport to show the Company's actual results of operations if the transaction would have occurred on January 1, 2016, nor is it necessarily indicative of future results. The financial information was derived from the Company's audited historical consolidated and combined financial statements for the three and six months ended June 30, 2017 and 2016 and Double Eagle's unaudited interim financial statements from January 1, 2016 to April 20, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues	$218,580	$116,917	$433,659	$185,028
Operating income (loss)	46,250	(888)	112,059	(29,213)
Net income (loss)	56,972	(33,439)	83,395	(68,813)
Net income (loss) attributable to Parsley Energy, Inc. Stockholders	39,286	(20,295)	55,062	(43,217)
Net income (loss) per common share:
Basic	$0.16	$(0.10)	$0.23	$(0.23)
Diluted	$0.16	$(0.10)	$0.23	$(0.23)
During the three and six months ended June 30, 2017, the Company also exchanged certain unproved acreage and oil and natural gas properties with an unrelated third party, with no gain or loss recognized. As a result of the exchanges, for the three months ended June 30, 2017, the Company received cash of $0.4 million and increased costs subject to depletion within

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

oil and natural gas properties by $25.6 million. The Company also decreased unproved leasehold costs and accumulated DD&A by $31.9 million and $5.9 million, respectively. For the six months ended June 30, 2017, the Company received cash of $0.4 million and increased costs subject to depletion within oil and natural gas properties by $30.6 million. The Company also decreased unproved leasehold costs and accumulated DD&A by $36.9 million and $5.9 million, respectively, as a result of the exchanges.
Divestitures
During the three and six months ended June 30, 2017, the Company sold 2,118 gross (1,315.6 net) acres for total proceeds of $13.1 million and recognized no gain or loss on the sale.
NOTE 6. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2017 (in thousands):

June 30, 2017
Asset retirement obligations, beginning of period	$11,392
Additional liabilities incurred	8,263
Accretion expense	329
Liabilities settled upon plugging and abandoning wells	(148)
Disposition of wells	(245)
Revision of estimates	66
Asset retirement obligations, end of period	$19,657

NOTE 7. DEBT
The Company’s debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving Credit Agreement	$—	$—
7.500% senior unsecured notes due 2022	—	61,846
6.250% senior unsecured notes due 2024	400,000	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	—
Capital leases	4,953	3,752
Other debt	5,605	3,500
Total debt	1,510,558	1,119,098
Debt issuance costs on senior unsecured notes	(19,725)	(14,388)
Premium on senior unsecured notes	3,570	3,828
Less: current portion	(3,806)	(67,214)
Total long-term debt	$1,490,597	$1,041,324

Redemption of 2022 Notes
On December 6, 2016, Parsley LLC and Parsley Finance Corp. ("Finance Corp."), each a subsidiary of the Company, issued a conditional notice of redemption to redeem any and all of their 7.500% senior unsecured notes due 2022 (the "2022 Notes") that remained outstanding following the consummation of a cash tender offer. In connection therewith, on January 5, 2017, Parsley LLC and Finance Corp. redeemed the $61.8 million aggregate principal amount of the 2022 Notes that remained

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outstanding and made a cash payment of $67.5 million to the remaining holders of the 2022 Notes, which included principal of $61.8 million, prepayment premium on the extinguishment of debt of $3.9 million and accrued interest of $1.8 million.
On January 6, 2017, the indenture, as supplemented, dated as of February 5, 2014, by and among Parsley LLC, Finance Corp., certain subsidiaries of Parsley LLC, as guarantors, and U.S. Bank National Association, as trustee, governing the 2022 Notes was satisfied and discharged. The 2022 Notes, which bore interest at 7.500% per year, were scheduled to mature on February 15, 2022.
Revolving Credit Agreement
On April 28, 2017, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Third Amendment (the "Third Amendment") to the Company’s revolving credit agreement (as amended, the "Revolving Credit Agreement"). The Third Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) remove all anti-cash hoarding provisions, (ii) reduce the minimum mortgage and title coverage requirements from 90% to 85% of the total value of each of (a) Parsley's LLC's and its subsidiaries’ proved Oil and Gas Properties (as defined in the Revolving Credit Agreement) and (b) Parsley's LLC's and its subsidiaries’ proved, developed and producing reserves, in each case as evaluated in the most recent reserve report, and (iii) delete the applicable margin penalty, which increased the applicable margin by 0.5% with respect to alternate base rate loans and Eurodollar loans if the Consolidated Leverage Ratio (as defined in the Revolving Credit Agreement) as of the last day of any fiscal quarter or fiscal year of the Borrower, as applicable, exceeded 3.50 to 1.00.
In addition, the Third Amendment increased the Aggregate Elected Borrowing Base Commitments (as defined in the Revolving Credit Agreement) from $600.0 million to $1.0 billion and increased the Borrowing Base (as defined in the Revolving Credit Agreement) from $875.0 million to $1.4 billion. The Third Amendment also added Canadian Imperial Bank of Commerce, New York Branch; Capital One, National Association, Citibank, N.A.; PNC, National Association; and UBS AG, Stamford Branch as lenders under the Revolving Credit Agreement.
On May 22, 2017, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Fourth Amendment (the "Fourth Amendment") to the Revolving Credit Agreement. The Fourth Amendment modified the terms of the Revolving Credit Agreement to (i) increase the lenders’ letter of credit commitment amount from $10.0 million to $30.0 million and (ii) increase the ceiling on lease payments during any consecutive 12-month period from 1.5% of the borrowing base to 2.5% of the borrowing base.
As of June 30, 2017, the Borrowing Base (as defined therein) under the Company's Revolving Credit Agreement was $1.4 billion, with a commitment level of $1.0 billion. There were no borrowings outstanding and $2.7 million in letters of credit outstanding as of June 30, 2017, resulting in availability of $997.3 million.
As of June 30, 2017, letters of credit under the Revolving Credit Agreement bear a 2.0% weighted average interest rate.
5.250% Senior Unsecured Notes due 2025
On February 13, 2017, Parsley LLC and Finance Corp. issued $450.0 million aggregate principal amount of 5.250% senior unsecured notes due 2025 (the "New 2025 Notes Offering"). The New 2025 Notes Offering resulted in gross proceeds to the Company of $450.0 million and net proceeds to the Company, after deducting initial purchaser discounts and commissions and offering expenses, of approximately $443.5 million.
Covenant Compliance
The Revolving Credit Agreement and the indentures governing the 5.250% senior unsecured notes due 2025 (the "New 2025 Notes"), the 5.375% senior unsecured notes due 2025 (the "2025 Notes") and the 6.250% senior unsecured notes due 2024 (the "2024 Notes" and, together with the 2025 Notes and New 2025 Notes, the "Notes") restrict our ability and the ability of certain of our subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

number of important exceptions and qualifications. If at any time the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the indentures) has occurred and is continuing, many of the foregoing covenants pertaining to the Notes will be suspended. If the ratings on the Notes were to subsequently decline to below investment grade, the suspended covenants would be reinstated.
As of June 30, 2017, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.
Principal Maturities of Debt
Principal maturities of debt outstanding at June 30, 2017 are as follows (in thousands):

2017	$2,317
2018	2,877
2019	5,055
2020	306
2021	3
Thereafter	1,500,000
Total	$1,510,558
Interest Expense
The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash payments for interest	$12,639	$30	$15,102	$21,241
Change in interest accrual	9,234	11,881	25,453	1,568
Amortization of deferred loan origination costs	1,020	623	1,803	1,211
Write-off of deferred loan origination costs	—	174	—	174
Amortization of bond premium	(129)	(192)	(258)	(383)
Other interest income	(2,178)	(317)	(4,549)	(418)
Total interest expense, net	$20,586	$12,199	$37,551	$23,393

NOTE 8. EQUITY
Earnings per Share
Basic earnings per share ("EPS") measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the "if-converted" method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of its outstanding Class B Common Stock), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For the three and six months ended June 30, 2017 and 2016, Class B Common Stock was not recognized in dilutive earnings per share calculations as the effect would have been antidilutive. For the three and six months ended June 30, 2016, time-based restricted stock was not recognized in dilutive earnings per share calculations as the effect would have been antidilutive.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income (loss) attributable to Parsley Energy, Inc. Stockholders	$40,746	$(21,377)	$70,188	$(40,731)
Denominator:
Basic weighted average shares outstanding	245,698	158,662	233,255	147,313
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.17	$(0.13)	$0.30	$(0.28)
Diluted EPS
Numerator:
Net income (loss) attributable to Parsley Energy, Inc. Stockholders	40,746	(21,377)	70,188	(40,731)
Diluted net income (loss) attributable to Parsley Energy, Inc. Stockholders	$40,746	$(21,377)	$70,188	$(40,731)
Denominator:
Basic weighted average shares outstanding	245,698	158,662	233,255	147,313
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	1,094	—	1,060	—
Diluted weighted average shares outstanding (1)	246,792	158,662	234,315	147,313
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.17	$(0.13)	$0.30	$(0.28)

(1)
As of June 30, 2017 and 2016, there were 640,062 and 453,863 shares, respectively, related to performance-based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals. These units were not included in the computation of EPS for the three and six months ended June 30, 2017 and 2016, respectively, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

Noncontrolling Interest
As a result of the Company’s equity offerings in January and February 2017, the Company's ownership of Parsley LLC increased from 86.5% to 89.8% and the ownership of the other holders of PE Units (the "PE Unit Holders") of Parsley LLC decreased from 13.5% to 10.2%. Subsequently, as a result of the consummation of the Double Eagle Acquisition, the Company's ownership of Parsley LLC decreased from 89.8% to 78.4% and the PE Holders' ownership of Parsley LLC increased from 10.2% to 21.6%. Because these changes in the Company’s ownership interest in Parsley LLC did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, "Consolidation," which requires that any differences between the amount by which the carrying value of the Company’s basis in Parsley LLC and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.
The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the noncontrolling interest income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$14,950	$(6,085)	$23,957	$(12,441)
Pacesetter Drilling, LLC	98	(26)	(61)	(7)
Total net income (loss) attributable to noncontrolling interest	$15,048	$(6,111)	$23,896	$(12,448)

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
Stock-based compensation expense recorded for each type of stock-based compensation award for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Time-base restricted stock	$1,491	$872	$2,608	$1,852
Time-base restricted stock units	2,087	1,531	3,878	2,625
Performance-based restricted stock units	1,673	988	2,974	1,673
Total stock-based compensation	$5,251	$3,391	$9,460	$6,150
Stock-based compensation is included in general and administrative expenses in the Company's statement of operations included within this Quarterly Report. There was approximately $32.0 million of unamortized compensation expense relating to outstanding time-based restricted stock, time-based restricted stock units, and performance-based restricted stock units at June 30, 2017. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
The following table summarizes the Company’s time-based restricted stock, time-based restricted stock unit, and performance-based restricted stock unit activity for the six months ended June 30, 2017 (in thousands):

	Time-Based Restricted Stock	Time-Based Restricted Stock Units	Performance-Based Restricted Stock Units
Outstanding at January 1, 2017	601	1,046	454
Awards granted (1)	223	209	186
Vested	—	(14)	—
Forfeited	—	(2)	—
Outstanding at June 30, 2017	824	1,239	640

(1) Weighted average grant date fair value	$31.60	$31.86	$42.40
NOTE 10. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax. The tax implications of the IPO and the Company’s concurrent corporate reorganization, and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying condensed consolidated financial statements. The effective combined U.S. federal and state income tax rate applicable to the Company for the six months ended June 30, 2017 and 2016

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was 24.6% and 27.8%, respectively. During the three and six months ended June 30, 2017, the Company recognized an income tax expense of $12.2 million and $30.6 million, respectively. During the three and six months ended June 30, 2016 the Company recognized an income tax benefit of $10.9 million and $20.5 million, respectively. Total income tax expense for the three and six months ended June 30, 2017 differed from amounts computed by applying the U.S. federal statutory tax rate of 35% due primarily to the impact of net income attributable to noncontrolling ownership interests as well as the impact of state income taxes and the reversal of a portion of the valuation allowance recorded in 2016.
As a result of the Company's equity offerings in January and February 2017, the Company’s statutory rate related to certain tax and book basis timing differences increased by 1.2%, calculated by multiplying the 3.3% increase in the Company’s ownership of Parsley LLC by the Company’s federal tax rate of 35%. As a result, the Company recorded additional deferred tax liability of $13.1 million during the six months ended June 30, 2017.
As a result of the issuance of 39,848,518 PE Units (and a corresponding number of shares of Class B Common Stock) in April 2017, the Company’s statutory rate related to certain tax and book basis timing differences decreased by 4.0%, calculated by multiplying the 11.4% decrease in the Company’s ownership of Parsley LLC by the Company’s federal tax rate of 35%. As a result, the Company recorded additional deferred tax asset of $45.3 million during the three months ended June 30, 2017.
As a result of the Company's equity offerings, the Company recorded a net reduction of deferred tax liability of $32.2 million during the six months ended June 30, 2017.
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
The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company's payments under the TRA constituting imputed interest. As of June 30, 2017, there have been no payments associated with the TRA.
As a result of the Company being in a net income position and expected utilization of deferred tax assets, the valuation allowance associated with the TRA of $24.2 million that was recorded in 2016 was reversed in the first quarter of 2017. The payable pursuant to the TRA is dependent on the realizability of the corresponding deferred tax assets. Accordingly, the payable pursuant to the TRA liability was increased by $20.5 million, which is 85% of the deferred tax asset that is expected to be realized. Due to the reduction in valuation allowance occurring during the first quarter of 2017, $20.5 million of the total increase to the TRA liability was recorded in Change in TRA liability in the Company's consolidated statements of operations and is included as an operating activity in the Company's consolidated statements of cash flows, included in this Quarterly Report.
    As of June 30, 2017 and December 31, 2016, the Company had recorded a TRA liability of $114.9 million and $94.3 million, respectively, for the estimated payments that will be made to the PE Unit Holders who have exchanged shares, net of valuation allowance, of $135.1 million and $111.0 million, respectively, as a result of the increase in tax basis arising from such exchanges.

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
NOTE 12. RELATED PARTY TRANSACTIONS
Well Operations
During the three and six months ended June 30, 2017 and 2016, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties ("Related Party Working Interest Owners") owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three months ended June 30, 2017 and 2016 totaled $0.4 million and $0.8 million, respectively. The revenues disbursed to such Related Party Working Interest Owners for the six months ended June 30, 2017 and 2016 totaled $0.8 million and $1.6 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, the Company owns a 42.5% interest in SPS. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three months ended June 30, 2017 and 2016, the Company incurred charges totaling $3.5 million and $1.0 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities. During the six months ended June 30, 2017 and 2016, the Company incurred charges totaling $5.6 million and $2.3 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC ("Lone Star"), which is controlled by SPS. During the three months ended June 30, 2017 and 2016, the Company incurred charges totaling $2.4 million and $1.7 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities. During the six months ended June 30, 2017 and 2016, the Company incurred charges totaling $5.0 million and $2.8 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities.
Exchange Right
In accordance with the terms of the Second A&R Parsley LLC Agreement, the PE Unit Holders generally have the right to exchange their PE Units (and a corresponding number of shares of the Class B Common Stock) for shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding share of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or, if the Company or Parsley LLC so elects, cash. As a PE Unit Holder exchanges its PE Units, the Company’s interest in Parsley LLC will be correspondingly increased.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2017 and 2016, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Six Months Ended June 30,
	2017	2016
Shell Trading (US) Company	67%	35%
Targa Pipeline Mid-Continent, LLC	13%	13%
BML, Inc.	2%	22%
TransOil Marketing, LLC	1%	10%

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
Proved oil and natural gas properties. During the three and six months ended June 30, 2017 and 2016, the Company did not recognize impairment charges, as the carrying amount of the assets exceeds the undiscounted future cash flows of the assets.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$362,724	$—	$—	$362,724
Commodity derivative instruments	—	227,765	—	227,765
Total assets	$362,724	$227,765	$—	$590,489

Liabilities:
Commodity derivative instruments	$—	$(148,764)	$—	$(148,764)
Total liabilities	$—	$(148,764)	$—	$(148,764)
Net asset	$362,724	$79,001	$—	$441,725

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$49,230	$—	$—	$49,230
Commodity derivative instruments	—	56,124	—	56,124
Total assets	$49,230	$56,124	$—	$105,354

Liabilities:
Commodity derivative instruments	$—	$(56,968)	$—	$(56,968)
Total liabilities	$—	$(56,968)	$—	$(56,968)
Net asset (liability)	$49,230	$(844)	$—	$48,386

Money market funds in the preceding tables consist of money market funds included in cash and cash equivalents on the Company's condensed consolidated balance sheet at June 30, 2017. The Company's money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. During the three and six months ended June 30, 2017 income related to these investments was $1.8 million and $4.0 million, respectively, and is recorded on our condensed consolidated statements of operations as Interest expense, net. During the three and six months ended June 30, 2016 income related to these investments was $0.2 million and $0.3 million, respectively, and is recorded on our condensed consolidated statements of operations as Interest expense, net.
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
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt:
7.500% senior unsecured notes due 2022	$—	$—	$61,846	$65,737
Long-term debt:
6.250% senior unsecured notes due 2024	400,000	420,312	400,000	422,548
5.375% senior unsecured notes due 2025	650,000	655,083	650,000	654,531
5.250% senior unsecured notes due 2025	450,000	450,891	—	—
Revolving Credit Agreement	—	—	—	—
Commercial paper	94,835	94,792	—	—
The fair values of the Notes were determined using the June 30, 2017 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of June 30, 2017, there are no indicators for change in the Company’s market spread.
Periodically, the Company invests in commercial paper with investment grade rated entities. The investments are carried at amortized cost and classified as held-to-maturity because the Company has the intent and ability to hold them until they mature. The net carrying value of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the investments. Income related to these investments is recorded on our condensed consolidated statements of operations as Interest expense, net. The fair value of the commercial paper was determined using Level 2 inputs in the fair value hierarchy and are considered cash and cash equivalents because the maturity date is less than 90 days at the date of purchase. The following table provides the components of the Company's cash and cash equivalents as of the dates indicated (in thousands):

	Cash	Commercial Paper	Money Market Funds	Total
June 30, 2017	$45,057	$94,835	$362,724	$502,616
December 31, 2016	84,149	—	49,230	133,379
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
Overview
Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, "we," "us" or the "Company") was formed in December 2013, succeeding our predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin from Joe Parsley, a co-founder of Parker and Parsley Petroleum Company. We are a holding company whose sole material asset consists of 246,523,242 PE Units as of June 30, 2017. We are the managing member of Parsley Energy, LLC ("Parsley LLC") and are responsible for all operational, management and administrative decisions of Parsley LLC, and we consolidate the financial results of Parsley LLC and its subsidiaries.
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
Financial and Operating Highlights
Our financial and operating results for the three months ended June 30, 2017 include the following highlights:

•
During the three months ended June 30, 2017, we recorded net income attributable to our stockholders of $40.7 million, or $0.17 per weighted average share, compared to a net loss of $21.4 million, or ($0.13) per weighted average share, during the three months ended June 30, 2016. The primary components of the increase in net income attributable to our stockholders include:

•	a $105.1 million increase in oil, natural gas and NGLs revenue as a result of an 81% increase in total sales volumes and a 10% increase in average realized commodity prices per Boe.

•	a $15.4 million increase in lease operating expenses, primarily associated with an increased number of operated and non-operated wells.

•	a $27.3 million increase in depreciation, depletion and amortization ("DD&A") expense associated with our growing asset base.

•
a $14.5 million increase and a $6.7 million increase in general and administration expenses and acquisition costs, respectively, which reflect increased staffing associated with early rig additions and recent acquisitions as well as non-recurring legal and due diligence costs associated with the Double Eagle Acquisition, discussed in "Factors Affecting the Comparability of Our Financial Condition and Results of Operations-Recent Transactions".

•	a $70.8 million increase in net derivative gains, primarily as a result of changes in forward commodity prices and the Company's derivative positions.

•	During the three months ended June 30, 2017, our average daily production was 64.7 MBoe per day, up 81% compared to 35.7 MBoe per day during the three months ended June 30, 2016.

•
Net cash provided by operating activities increased to $284.8 million during the three months ended June 30, 2017, as compared to $31.9 million during the three months ended June 30, 2016. The $252.9 million increase in cash provided by operating activities is primarily related to the increase in oil, natural gas and NGLs sales (associated with increased sales volumes and weighted average prices) as well as a decrease in funds used to satisfy working capital obligations.
Our Properties
The following table sets forth information as of June 30, 2017 relating to our leasehold acreage:

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	220,285	124,399	112,841	52,834	333,126	177,233
Delaware Basin	27,890	26,172	29,893	25,786	57,783	51,958
Total	248,175	150,571	142,734	78,620	390,909	229,191
In addition to the leasehold acreage described above, as of June 30, 2017, we held mineral rights in 33,161 acres, with an average royalty interest of 20.6%. These mineral rights and associated royalty interests boost net revenue interest in our applicable properties.
The majority of our identified horizontal drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin.
As of June 30, 2017, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	997	757.5	191	176.4	1,188	933.9
Delaware Basin	14	13.5	31	29.3	45	42.8
Total	1,011	771.0	222	205.7	1,233	976.7
As of June 30, 2017, we held an interest in 1,690 gross (1,066.3 net) wells, including wells that we did not operate. As of June 30, 2017, we owned an immaterial number of productive wells related to the production of natural gas.
Since commencing our horizontal drilling program in 2013 through June 30, 2017, we have drilled and completed 176 gross (162.2 net) horizontal wells in the Midland Basin and 15 gross (14.6 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal wells drilled and completed in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
Area	Gross	Net	Gross	Net
Midland Basin	21	16.2	40	35.2
Delaware Basin	6	5.8	9	8.8
Total	27	22.0	49	44.0
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;

•	lease operating expenses;

•	capital expenditures;

•	completions activities; and

•	certain unit costs.

Sources of Our Revenues
Our production revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing, and do not include the effects of derivatives. Our production revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil sales	84%	86%	85%	85%
Natural gas sales	6%	5%	6%	7%
Natural gas liquids sales	10%	9%	9%	8%
Other revenues include fees charged by certain of our subsidiaries, Pacesetter Drilling, LLC ("Pacesetter") and Parsley Minerals, LLC, to third parties for drilling services and surface use in the normal course of business.
Production Volumes
The following table presents historical production volumes for our properties for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil (MBbls)	3,917	2,157	7,311	3,888
Natural gas (MMcf)	5,421	3,154	9,840	6,098
Natural gas liquids (MBbls)	1,069	566	1,869	991
Total (MBoe)	5,890	3,249	10,821	5,896
Average net production (Boe/d)	64,725	35,703	59,785	32,396
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

The following table provides the high and low prices for NYMEX WTI and NYMEX Henry Hub prompt month contract prices and differentials to the average of those benchmark prices for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil
NYMEX WTI High	$53.40	$51.23	$54.45	$51.23
NYMEX WTI Low	$42.53	$35.70	$42.53	$26.21
Differential to Average NYMEX WTI	$(2.51)	$(1.22)	$(0.92)	$(1.90)

Natural Gas
NYMEX Henry Hub High	$3.42	$2.92	$3.42	$2.92
NYMEX Henry Hub Low	$2.89	$1.90	$2.56	$1.64
Differential to Average NYMEX Henry Hub	$(0.77)	$(0.56)	$(0.40)	$(0.41)

NGLs
NYMEX WTI High	$53.40	$51.23	$54.45	$51.23
NYMEX WTI Low	$42.53	$35.70	$42.53	$26.21
Differential to Average NYMEX	$(28.95)	$(26.96)	$(28.29)	$(24.55)
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
The volumes and terms of our derivative instruments as of June 30, 2017 were as follows:

Description and Production Period	VOLUME (MBbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)	PRICE
Crude Oil Put Spreads:
Jul 2017 - Dec 2017	600	$40.00	$52.50
Jul 2017 - Dec 2017	264	$40.00	$45.00
Jul 2017 - Dec 2017	3,000	$42.50	$52.50
Jul 2017 - Dec 2017	750	$40.00	$47.50
Jul 2017 - Dec 2017	450	$40.00	$55.00
Jul 2017 - Dec 2017	1,500	$40.00	$50.00
Oct 2017 - Dec 2017	300	$42.50	$55.00
Oct 2017 - Dec 2017	600	$42.50	$47.50
Jan 2018 - Mar 2018	600	$42.50	$55.00
Jan 2018 - Mar 2018	300	$40.00	$52.50
Jan 2018 - Mar 2018	600	$42.50	$52.50
Jan 2018 - Jun 2018	1,200	$42.50	$52.50
Jan 2018 - Dec 2018	1,200	$40.00	$50.00
Apr 2018 - Jun 2018	600	$45.00	$55.00
Apr 2018 - Jun 2018	900	$40.00	$50.00
Jul 2018 - Dec 2018	4,200	$40.00	$50.00

Description and Production Period	VOLUME (MBbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)	PRICE
Jan 2019 - Jun 2019	1,200	$40.00	$50.00
Total	18,264

Crude Oil Three-Way Collars:
Jan 2018 - Dec 2018	2,400	$40.00	$50.00	$74.75
Jan 2018 - Dec 2018	2,400	$40.00	$50.00	$74.00
Apr 2018 - Jun 2018	600	$40.00	$50.00	$77.10
Jul 2018 - Dec 2018	600	$40.00	$50.00	$76.93
Jul 2018 - Dec 2018	1,200	$40.00	$50.00	$76.80
Jul 2018 - Dec 2018	1,500	$40.00	$50.00	$76.25
Jan 2019 - Dec 2019	1,800	$40.00	$50.00	$80.00
Jan 2019 - Dec 2019	1,200	$40.00	$50.00	$81.00
Total	11,700

Crude Oil Collars:
Jul 2017 - Dec 2017	92		$47.00	$56.45
Jul 2017 - Dec 2017	184		$45.00	$64.25
Jul 2017 - Dec 2017	184		$49.00	$59.00
Jul 2017 - Dec 2018	275		$45.00	$60.85
Jul 2017 - Sept 2017	92		$47.00	$57.00
Oct 2017 - Dec 2017	92		$47.00	$58.00
Jan 2018 - Dec 2018	365		$47.00	$59.40
Jan 2018 - Dec 2018	182		$45.00	$60.00
Jan 2018 - Dec 2018	365		$45.00	$64.10
Total	1,831

Crude Oil Swaps:
Jul 2017 - Dec 2018	275				$55.00

Crude Oil Basis Swaps:
Jul 2017 - Dec 2017	552				$(0.40)
Jul 2017 - Dec 2017	552				$(0.45)
Jul 2017 - Dec 2017	184				$(0.90)
Jul 2017 - Dec 2017	92				$(0.95)
Jul 2017 - Dec 2017	180				$(1.60)
Jul 2017 - Dec 2017	480				$(1.65)
Jul 2017 - Dec 2017	300				$(1.70)
Jul 2017 - Dec 2017	180				$(1.65)
Jul 2017 - Dec 2018	1,373				$(0.80)
Jul 2017 - Dec 2018	274				$(1.00)
Jan 2018 - Dec 2018	360				$(0.95)
Jan 2018 - Dec 2018	183				$(1.30)
Total	4,710

Description and Production Period	VOLUME (MMbtu)	SHORT PUT PRICE ($/MMbtu)	LONG PUT PRICE ($/MMbtu)	SHORT CALL PRICE ($/MMbtu)	PRICE
Natural Gas Three-Way Collars:
Jul 2017 - Dec 2017	1,800	$2.40	$2.75	$4.00
Jul 2017 - Dec 2017	450	$2.35	$2.75	$4.05
Jul 2017 - Dec 2017	600	$2.25	$2.75	$4.05
Jan 2018 - Mar 2018	2,400	$2.60	$3.25	$4.70
Total	5,250

Natural Gas Swaps:
Jul 2017 - Oct 2017	615				$3.39
Nov 2017 - Mar 2018	755				$3.50
Total	1,370
We will recognize the following losses in the line item Gain (loss) on derivatives on our condensed consolidated statements of operations from net cash premiums paid on options that will settle during the following periods (in thousands):

Q3 2017	$(12,486)
Q4 2017	(14,644)
Q1 2018	(13,636)
Q2 2018	(12,079)
Q3 2018	(13,693)
Q4 2018	(13,693)
Q1 2019	(4,200)
Q2 2019	(4,200)
Q3 2019	(1,500)
Q4 2019	(1,500)
Total	$(91,631)
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
As a result of suppressed commodity prices and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. During the three and six months ended June 30, 2017 and 2016, we did not recognize an impairment of our proved oil and natural gas properties. At June 30, 2017, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 108% per field.
The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, based on five-year WTI futures price index for oil and NGLs and five-year Henry Hub futures price index for natural gas, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs remained relatively consistent in the undiscounted future cash flow estimate from June 30, 2016 to June 30, 2017 except commodity price estimates. Future commodity pricing for oil and NGLs is based on five-year WTI futures prices, which increased from June 30, 2016 to June 30, 2017, and on five-year Henry Hub futures prices, which increased from June 30, 2016 to June 30, 2017. In terms of the increase in value of undiscounted cash flows from June 30, 2016 to June 30, 2017, the effect of the increase in pricing has been complemented by the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties and certain acquisitions.

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
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. For example, a decrease of 10% in estimated future pricing of oil and natural gas commodities as of June 30, 2017 would not have resulted in an impairment of our proved oil and natural gas properties.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:
Recent Transactions
Double Eagle Acquisition
On April 20, 2017, the Company, and Parsley LLC, completed the acquisition (the "Double Eagle Acquisition") of all of the interests in Double Eagle Lone Star LLC, DE Operating LLC, and Veritas Energy Partners, LLC (which are currently named Parsley DE Lone Star LLC, Parsley DE Operating LLC, and Parsley Veritas Energy Partners, LLC, respectively) from Double Eagle Energy Permian Operating LLC ("DE Operating"), Double Eagle Energy Permian LLC ("DE Permian"), and Double Eagle Energy Permian Member LLC (together with DE Operating and DE Permian, "Double Eagle"), as well as certain related transactions with an affiliate of Double Eagle. The aggregate purchase price for the Double Eagle Acquisition consisted of approximately (i) $1,394.7 million in cash and (ii) 39,848,518 units of PE Units and a corresponding 39,848,518 shares of the Company’s Class B common stock, par value $0.01 per share ("Class B Common Stock").
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
Registration Rights Agreement
On April 20, 2017, in connection with the closing of the Double Eagle Acquisition, we entered into a Registration Rights and Lock-Up Agreement (the "Double Eagle RRA") with DE Operating’s Designees, pursuant to which, among other things and subject to certain restrictions, we were required to file with the SEC an automatically effective registration statement on Form S-3 (the "Double Eagle Resale Registration Statement") registering for resale the shares of Class A Common Stock issuable upon exchange of the PE Units (and a corresponding number of shares of Class B Common Stock) issued as consideration in connection with the closing of the Double Eagle Acquisition and to conduct certain underwritten offerings thereof. The holders of registrable securities under the Double Eagle RRA were subject to a since expired 90-day lock-up period during which they may not directly or indirectly transfer any PE Units, shares of Class B common stock, or shares of Class A common stock, or any rights or economic interests pertaining thereto.
The Double Eagle Resale Registration Statement was filed with the SEC on May 3, 2017. A prospectus supplement to the Double Eagle Resale Registration Statement was filed with the SEC on July 19, 2017.
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
In addition, the Third Amendment increased the Aggregate Elected Borrowing Base Commitments (as defined in the Revolving Credit Agreement) from $600.0 million to $1.0 billion and increased the Borrowing Base (as defined in the Revolving Credit Agreement) from $875.0 million to $1.4 billion. The Third Amendment also added Canadian Imperial Bank of Commerce, New York Branch; Capital One, National Association; Citibank, N.A., PNC, National Association; and UBS AG, Stamford Branch as lenders under the Revolving Credit Agreement.
Fourth Amendment to the Revolving Credit Agreement
On May 22, 2017, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Fourth Amendment (the "Fourth Amendment") to the Revolving Credit Agreement. The Fourth Amendment modified the terms of the Revolving Credit Agreement to (i) increase the lenders’ letter of credit commitment amount from $10.0 million to $30.0 million and (ii) increase the ceiling on lease payments during any consecutive 12-month period from 1.5% of the borrowing base to 2.5% of the borrowing base.
Amendment to Bylaws
At the Company’s 2017 Annual Meeting of Stockholders held on June 2, 2017, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Bylaws, dated October 28, 2016 (the “A&R Bylaws”), to replace the plurality voting standard in uncontested director elections with a majority voting standard. The plurality voting standard will continue to apply in contested director elections. The amendment to the A&R Bylaws became effective on June 2, 2017.
Stock-Based Compensation
Stock-based compensation includes amortization expense related to grants from our 2014 Long Term Incentive Plan. Refer to Note 9—Stock-Based Compensation to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion.
Drilling Activity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capital expenditures	294,939	136,114	483,405	246,483
Our capital expenditures for drilling, completions and infrastructure were $496.0 million for the year ended December 31, 2016, of which our aggregate drilling and completion expenses were $401.6 million and our infrastructure and other expenditures were $94.4 million. Of the total, $53.2 million was associated with drilling, completion and facility buildout for proved undeveloped reserves.
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
Results of Operations
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Oil sales	$178,066	$91,129	$347,811	$143,160
Natural gas sales	12,983	5,834	25,450	11,377
Natural gas liquids sales	20,336	9,347	37,749	14,041
Total revenues	$211,385	$106,310	$411,010	$168,578

Average realized prices (1):
Oil, without realized derivatives (per Bbls)	$45.46	$42.25	$47.57	$36.82
Oil, with realized derivatives (per Bbls)	45.49	47.49	46.90	47.15
Natural gas, without realized derivatives (per Mcf)	2.39	1.85	2.59	1.87
Natural gas, with realized derivatives (per Mcf)	2.36	1.85	2.56	1.87
Natural gas liquids (per Bbls)	19.02	16.51	20.20	14.17
Average price per Boe, without realized derivatives	35.89	32.72	37.98	28.59
Average price per Boe, with realized derivatives	35.87	36.20	37.50	35.40

Production:
Oil (MBbls)	3,917	2,157	7,311	3,888
Natural gas (MMcf)	5,421	3,154	9,840	6,098
Natural gas liquids (MBbls)	1,069	566	1,869	991
Total (MBoe)	5,890	3,249	10,821	5,896

Average daily production volume:
Oil (Bbls)	43,044	23,703	40,392	21,363
Natural gas (Mcf)	59,571	34,659	54,365	33,505
Natural gas liquids (Bbls)	11,747	6,220	10,326	5,445
Total (Boe)	64,725	35,703	59,785	32,396

(1)
Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

The table below shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil, natural gas and NGLs revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average realized oil price ($/Bbl)	$45.46	$42.25	$47.57	$36.82
Average NYMEX ($/Bbl)	$47.97	$43.47	$48.49	$38.72
Differential to NYMEX	$(2.51)	$(1.22)	$(0.92)	$(1.90)
Average realized oil price to NYMEX percentage	95%	97%	98%	95%
Average realized natural gas price ($/Mcf)	$2.39	$1.85	$2.59	$1.87
Average NYMEX ($/Mcf)	$3.16	$2.41	$2.99	$2.28
Differential to NYMEX	$(0.77)	$(0.56)	$(0.40)	$(0.41)
Average realized natural gas to NYMEX percentage	76%	77%	87%	82%
Average realized NGLs price ($/Bbl)	$19.02	$16.51	$20.20	$14.17
Average NYMEX ($/Bbl)	$47.97	$43.47	$48.49	$38.72
Differential to NYMEX	$(28.95)	$(26.96)	$(28.29)	$(24.55)
Average realized NGLs price to NYMEX oil percentage	40%	38%	42%	37%
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues increased by $105.1 million, or 99%, to $211.4 million for the three months ended June 30, 2017 from $106.3 million for the three months ended June 30, 2016.

As shown in the following tables, from the three months ended June 30, 2016 to the three months ended June 30, 2017, the net dollar effect of the increase in oil, natural gas, and NGLs prices was $18.2 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $86.9 million.

	Changes in prices	Production volumes	Total net dollar effect of change
Effect of changes in price:
Oil (per Bbls)	$3.21	3,917	$12,581
Natural gas (per MMcf)	0.54	5,421	2,956
Natural gas liquids (per Bbls)	2.51	1,069	2,682
Total revenues due to change in price			$18,219

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of changes in production volumes:
Oil (MBbls)	1,760	$42.25	$74,356
Natural gas (MMcf)	2,267	1.85	4,193
Natural gas liquids (MBbls)	503	16.51	8,307
Total revenues due to change in production volumes			$86,856
Our oil, natural gas and NGLs revenues increased by $242.4 million, or 144%, to $411.0 million for the six months ended June 30, 2017 from $168.6 million for the six months ended June 30, 2016.

As shown in the following tables, from the six months ended June 30, 2016 to the six months ended June 30, 2017, the net dollar effect of the increase in oil, natural gas and NGLs prices was $97.0 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was approximately $145.5 million.

	Changes in prices	Production volumes	Total net dollar effect of change
Effect of changes in price:
Oil (per Bbls)	$10.75	$7,311	$78,613
Natural gas (per MMcf)	0.72	9,840	7,092
Natural gas liquids (per Bbls)	6.03	1,869	11,268
Total revenues due to change in price			$96,973

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of changes in production volumes:
Oil (MBbls)	$3,423	$36.82	$126,038
Natural gas (MMcf)	3,742	1.87	6,981
Natural gas liquids (MBbls)	878	14.17	12,440
Total revenues due to change in production volumes			$145,459
Operating expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses (in thousands):
Lease operating expenses	$29,631	$14,204	$47,258	$28,102
Production and ad valorem taxes	11,397	6,407	22,559	10,602
Depreciation, depletion and amortization	83,315	55,988	152,285	105,372
General and administrative expenses (1)	31,761	17,307	55,803	36,606
Exploration costs	2,442	8,978	5,205	9,666
Acquisition costs	7,176	486	8,520	486
Accretion of asset retirement obligations	193	215	329	385
Other operating expenses	2,503	1,651	4,786	2,547
Total operating expenses	$168,418	$105,236	$296,745	$193,766

Expense per Boe:
Lease operating expenses	$5.03	$4.37	$4.37	$4.77
Production and ad valorem taxes	1.93	1.97	2.08	1.80
Depreciation, depletion and amortization	14.15	17.23	14.07	17.87
General and administrative expenses	5.39	5.33	5.16	6.21
Exploration costs	0.41	2.76	0.48	1.64
Acquisition costs	1.22	0.15	0.79	0.08
Accretion of asset retirement obligations	0.03	0.07	0.03	0.07
Other operating expenses	0.42	0.51	0.44	0.43
Total operating expenses per Boe	$28.58	$32.39	$27.42	$32.87

(1)
General and administrative expenses include stock-based compensation expense of $5.3 million and $9.5 million for the three and six months ended June 30, 2017, respectively, as compared to $3.4 million and $6.2 million for the three and six months ended June 30, 2016, respectively.

 Lease operating expenses. Lease operating expenses were $29.6 million and $47.3 million for the three and six months ended June 30, 2017, respectively, as compared to $14.2 million and $28.1 million for the three and six months ended June 30, 2016. These increases are primarily due to the increase in number of our operated and non-operated wells.

On a per Boe basis, lease operating expenses increased to $5.03 during the three months ended June 30, 2017 from $4.37 during the three months ended June 30, 2016. This increase in lease operating expenses per Boe is partially attributable to increased workover costs and an infusion of vertical production and lifting costs on non-operated wells, all of which are associated with acquired wells, offset by an 81% increase in production during the same period.
On a per Boe basis, lease operating expenses decreased to $4.37 during the six months ended June 30, 2017 from $4.77 during the six months ended June 30, 2016. This decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells in addition to an 84% increase in production during the same period.
Production and ad valorem taxes. Production and ad valorem taxes were $11.4 million and $22.6 million for the three and six months ended June 30, 2017, respectively, as compared to $6.4 million and $10.6 million for the three and six months ended June 30, 2016, respectively. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior period commodity prices, whereas production taxes are based on current period commodity prices.
Overall, for the three and six months ended June 30, 2017, compared to the same respective periods in 2016, production taxes increased by approximately $5.5 million and $12.4 million, respectively, due to increased production during the periods and ad valorem taxes decreased $0.5 million and $0.4 million, respectively, reflecting decreased property assessments.
Depreciation, depletion and amortization. Depreciation, depletion and amortization ("DD&A") expense was $83.3 million and $152.3 million for the three and six months ended June 30, 2017, respectively, as compared to $56.0 million and $105.4 million for the three and six months ended June 30, 2016.
These increases are attributable to a $336.4 million and $1,013.6 million increase in costs subject to depletion and 81% and 84% increases in production during the three and six months ended June 30, 2017, respectively, as compared to the same respective periods in 2016. These increases were offset by a 74% increase in total proved reserves and a 98% increase in proved developed reserves as of June 30, 2017, as compared to June 30, 2016.
On a per Boe basis, DD&A expense decreased 18% to $14.15 for the three months ended June 30, 2017 from $17.23 during the three months ended June 30, 2016, and DD&A expense decreased 21% to $14.07 for the six months ended June 30, 2017 from $17.87 during the six months ended June 30, 2016, in each case primarily due to the increase in production volumes and the increase in reserves discussed above.
General and administrative expenses. General and administrative expenses were $31.8 million and $55.8 million for the three and six months ended June 30, 2017, respectively and $17.3 million and $36.6 million for the three and six months ended June 30, 2016, respectively. These increases were primarily due to higher payroll and stock-based compensation expenses associated with the hiring of additional employees to manage our growing asset base, recent acquisitions and increased production. General and administrative expenses per Boe were $5.39 and $5.16 for the three and six months ended June 30, 2017, respectively, as compared to $5.33 and $6.21 for the three and six months ended June 30, 2016, respectively.
Exploration costs. The following table provides a breakdown of exploration costs incurred for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Geological and geophysical costs	$2,342	$2,052	$3,716	$2,059
Unproved leasehold amortization	191	71	419	153
Idle drilling rig fees	(91)	1,331	1,070	1,930
Leasehold abandonments	—	5,524	—	5,524
Total exploration costs	$2,442	$8,978	$5,205	$9,666
Our geological and geophysical ("G&G") costs consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to increased geoscientific analysis of our acreage. During the three and six months ended June 30, 2017, we obtained G&G data related to a portion of our Delaware Basin acreage.

We recognized leasehold amortization expense of $0.2 million and $0.4 million during the three and six months ended June 30, 2017, respectively, as compared to $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively. In each case, these expenses are related to the amortization of unproved leasehold costs.
Exploration costs include idle drilling rig fees of that are not chargeable to our joint operations. The applicable drilling rig contract expired on March 31, 2017, resulting in a decrease in idle drilling rig fees during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.
During the three and six months ended June 30, 2016, we recognized leasehold abandonment expenses of approximately $5.5 million, which primarily relate to expired acreage in Upton County, Texas. There was no such activity for the three and six months ended June 30, 2017.
Acquisition costs. During the three and six months ended June 30, 2017, we incurred $7.2 million and $8.5 million, respectively, of acquisition costs. During the three and six months ended June 30, 2016, we incurred $0.5 million and $0.5 million, respectively, of acquisition costs. Acquisition costs include legal and other due diligence fees paid associated with the acquisitions (including the Double Eagle Acquisition) described in Note 5—Acquisitions and Divestitures of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Other operating expenses. In the normal course of business of Pacesetter, we incurred other operating expenses of $2.5 million and $4.8 million during the three and six months ended June 30, 2017, respectively, as compared to $1.7 million and $2.5 million, respectively, during the three and six months ended June 30, 2016.
Other income and expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other income (expense) (in thousands):
Interest expense, net	$(20,586)	$(12,199)	$(37,551)	$(23,393)
Loss on sale of property	—	(469)	—	(119)
Loss on early extinguishment of debt	—	—	(3,891)	—
Gain (loss) on derivatives	43,514	(27,304)	68,130	(25,216)
Change in TRA liability	—	—	(20,549)	—
Other (expense) income	(177)	(70)	773	(531)
Total other income (expense), net	$22,751	$(40,042)	$6,912	$(49,259)
Interest expense, net. Interest expense, net for the three and six months ended June 30, 2017 was $20.6 million and $37.6 million, respectively, as compared to $12.2 million and $23.4 million, respectively, for the three and six months ended June 30, 2016. These increases are a result of increased weighted average debt outstanding, as discussed in Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Gain (loss) on sale of property. We recognized losses on the sale of property of $0.5 million and $0.1 million during the three and six months ended June 30, 2016, respectively, attributable to purchase price adjustments from prior acquisitions. There was no such activity for the three and six months ended June 30, 2017.
Loss on early extinguishment of debt. The Company recorded a $3.9 million loss on early extinguishment of debt during the six months ended June 30, 2017 due to the redemption of the 7.500% senior unsecured notes due 2022 as discussed in Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report. There was no such activity for the six months ended June 30, 2016.
Gain (loss) on derivatives. We recognized gains on derivatives of $43.5 million and $68.1 million, respectively during the three and six months ended June 30, 2017, as compared to losses on derivatives of $27.3 million and $25.2 million, respectively, during the same respective periods in 2016. These increases are a result of lower commodity prices, which increase the value of our derivative portfolio.
Change in TRA liability. The Company recorded a $20.5 million expense during the six months ended June 30, 2017 associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2016. There was no such activity for the six months ended June 30, 2016.

Other (expense) income. Other expense was $0.2 million and other income was $0.8 million for the three and six months ended June 30, 2017, respectively, as compared to other expense of $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively. The increase for the three months ended June 30, 2017, as compared to the same respective period in 2016 is primarily attributable to a $0.1 million decrease in income from our equity investment in Spraberry Production Services, LLC ("SPS"). The increase in other income for the six months ended June 30, 2017, as compared to the same respective period in 2016, is primarily related to a $1.3 million increase in income from our equity investment in SPS.
Income Tax (Expense) Benefit
During the three and six months ended June 30, 2017, we recognized income tax expense of $12.2 million and $30.6 million, respectively. During the three and six months ended June 30, 2016, we recognized income tax benefit of $10.9 million and $20.5 million, respectively. This increase was attributable to the corresponding change in our results of operations, as discussed above, as well as the impact of net income attributable to noncontrolling ownership interests, the impact of state income taxes and the reversal of a valuation allowance that was recorded in 2016.
Capital Requirements and Sources of Liquidity
For the six months ended June 30, 2017, our aggregate drilling, completions and infrastructure capital expenditures, including facilities, were $483.4 million. During the year ended December 31, 2016, our aggregate drilling, completion and infrastructure capital expenditures were $496.0 million. These capital expenditure totals exclude acquisitions.
Our 2017 budget for capital development expenditures is approximately $1,000.0 million to $1,150.0 million. This estimate includes $160.0 million to $190.0 million related to infrastructure and other expenditures and $840.0 million to $960.0 million for drilling and completions, $145.0 million of which is associated with drilling, completions and facility buildout for proved undeveloped reserves as of December 31, 2016. For the prior year period, our aggregate drilling and completion expenditures were $401.6 million and our infrastructure and other expenditures were $94.4 million, for a total of $496.0 million. Of the total, $53.2 million was associated with drilling, completion and facility buildout for proved undeveloped reserves. The amount and timing of 2017 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2017 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for fiscal year 2017, we believe that our cash on hand, cash flow from operations and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through 2017. However, as more fully described below, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. As of June 30, 2017, our liquidity was as follows (in millions):

Cash and cash equivalents	$502.6
Revolving Credit Agreement availability	997.3
Liquidity	$1,499.9
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$326,605	$51,805
Net cash used in investing activities	(2,456,621)	(807,975)
Net cash provided by financing activities	2,499,253	854,110
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $326.6 million and $51.8 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by operating activities increased from the period ending June 30, 2016 to June 30, 2017, primarily due to a $245.2 million increase in total revenues, offset by a $58.9 million increase in cash based operating expenses, including lease operating expenses, production and ad valorem taxes, cash general and administrative expenses, exploration costs and acquisition costs, as well as a decrease in funds used to satisfy working capital obligation
Cash flows used in investing activities. Net cash used in investing activities was approximately $2,456.6 million and $808.0 million for the six months ended June 30, 2017 and 2016, respectively. The increased amount of cash used in investing activities was due primarily to the $1,539.6 million increase in acquisition costs related to oil and natural gas properties during the six months ended June 30, 2017 over the six months ended June 30, 2016. Please refer to Note 5—Acquisitions and Divestitures of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion related to acquisitions.
Cash flows provided by financing activities. Net cash provided by financing activities was $2,499.3 million and $854.1 million for the six months ended June 30, 2017 and 2016, respectively. Net cash from financing activities increased in the period ending June 30, 2017, primarily due to increased debt and equity related activity. During the six months ended June 30, 2017 we received net proceeds from equity offerings of $2,123.5 million and net proceeds from debt offerings of $443.3 million.
Capital Sources
Revolving Credit Agreement. See Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding the Revolving Credit Agreement.
6.250% Senior Unsecured Notes due 2024. See Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 6.250% senior unsecured notes due 2024.
5.375% Senior Unsecured Notes due 2025. See Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 5.375% senior unsecured notes due 2025.
5.250% Senior Unsecured Notes due 2025. See Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 5.250% senior unsecured notes due 2025.
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
Working Capital
Our working capital totaled $219.7 million and ($45.5) million at June 30, 2017 and December 31, 2016, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $502.6 million and $133.4 million at June 30, 2017 and December 31, 2016, respectively. The $369.2 million increase in cash is primarily attributable to the increased debt and equity realted activity and offset by acquisitions described in Note 5—Acquisitions and Divestitures of Oil and Natural Gas Properties to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Critical Accounting Policies and Estimates
There have not been any material changes during the six months ended June 30, 2017 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please read "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report for further description of the Company’s critical accounting policies.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no material off-balance sheet arrangements.

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
To reduce the impact of price fluctuations on our production revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil and natural gas production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at June 30, 2017, see Note 3—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
As of June 30, 2017, the fair market value of our oil and natural gas derivative contracts was a net asset of $79.0 million, including deferred premium payables of $59.4 million. As of June 30, 2017, the fair market value of our oil derivative contracts was a net asset of $78.2 million. Based on our open oil derivative positions at June 30, 2017, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $47.9 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $55.3 million. As of June 30, 2017, the fair market value of our natural gas derivative contracts was a net asset of $0.8 million. Based on our open natural gas derivative positions at June 30, 2017, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $0.9 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas asset by approximately $1.1 million. Please read "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas, and NGLs."
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

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations. We are exposed to changes in interest rates as a result of our Revolving Credit Agreement, and the terms of our Revolving Credit Agreement require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of June 30, 2017, however, we had no outstanding borrowings related to our Revolving Credit Agreement, and therefore an increase in interest rates will not result in increased interest expense until such time that we determine to make borrowings under our Revolving Credit Agreement.

Item 4. Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, we completed the implementation of a new accounting application. We took the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change, including procedures to preserve the integrity of the data converted during the application implementation. Additionally, we provided training related to this application to individuals using the application to carry out their job responsibilities. We believe the new application will enhance our internal control over financial reporting due to enhanced automation and integration of related processes. This application change was not undertaken in response to any deficiencies in our internal control over financial reporting.
During the three months ended June 30, 2017, we completed the design and documentation of internal control processes and procedures relating to the new application and modules to supplement and complement existing internal control over certain respective job areas. Testing of the controls related to the new application and accounting functions is ongoing and is included in the scope of our assessment of our internal control over financial reporting for 2017, which will be completed in conjunction with the filing of our Annual Report on Form 10-K for the year ended December 31, 2017. We will continue to monitor controls through and around the application to provide reasonable assurance that controls are effective, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.
There were no other changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended June 30, 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2017	—	$—	—	$—
May 2017	—	$—	—	$—
June 2017	958	$25.86	—	$—
Total	958	$25.86	—	$—

(1)	Consists of shares of Class A Common Stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.
Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARSLEY ENERGY, INC.

August 4, 2017	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman and Chief Executive Officer (Principal Executive Officer)

August 4, 2017	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Contribution Agreement, dated as of February 7, 2017, by and between Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on
Form 8-K, File No. 001-36463, filed with the SEC on February 7, 2017).

2.2
First Amendment to Contribution Agreement, dated as of March 10, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on May 5, 2017).

2.3
Second Amendment to Contribution Agreement, dated as of April 7, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on May 5, 2017).

2.4
Third Amendment to Contribution Agreement, dated as of April 19, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC (incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on May 5, 2017).

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
3.3
First Amendment to the Amended and Restated Bylaws of Parsley Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 5, 2017).

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

10.3*
Fourth Amendment to Credit Agreement, dated as of May 22, 2017, among Parsley Energy, LLC, as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders party thereto.

10.4
Second Amended and Restated Limited Liability Company Agreement of Parsley Energy, LLC, dated as of April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

10.5
Indemnification Agreement, dated as of August 1, 2017, by and between Parsley Energy, Inc. and Karen Hughes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 3, 2017).

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