Form 10-K
period 2017-12-31
Parsley Energy, Inc.
filed 2018-02-28
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2017 was approximately $7,591,987,385 based on the closing price as reported on the New York Stock Exchange.
As of February 28, 2018, the registrant had 264,053,796 shares of Class A Common Stock and 52,731,731 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARSLEY ENERGY, INC.
FORM 10-K
ANNUAL PERIOD ENDED DECEMBER 31, 2017

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in or incorporated by reference into this Annual Report on Form 10-K (this “Annual Report”) that express a belief, expectation, or intention, or that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements, projections and estimates concerning the Company’s operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities and potential financing. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Forward-looking statements are not guarantees of performance. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Actual results may differ materially from those implied or expressed by the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report, or if made earlier, as of the date they were made. We disclaim any obligation to update or revise these statements unless required by law, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks discussed under “Item 1A. Risk Factors,” as well as those factors summarized below.
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and NGLs. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Item 1A. Risk Factors.”
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

(13)
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

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

PART I

ITEM 1. BUSINESS
Overview
Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, “we,” “us,” “our” or the “Company”) was formed in December 2013 to succeed our predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin from Joe Parsley, a co-founder of Parker and Parsley Petroleum Company.
We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil and natural gas reserves in the Permian Basin. The Permian Basin is located in West Texas and Southeastern New Mexico and is comprised of three primary sub-areas: the Midland Basin, the Central Basin Platform and the Delaware Basin. These areas are characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are located in the Midland and Delaware Basins, where, given the associated returns, we focus predominantly on horizontal development drilling.
As of December 31, 2017, we had an average working interest of 81% in 372 gross (282.6 net) horizontal wells, of which 319 gross (241.0 net) are in the Midland Basin. As of December 31, 2017, we operated 80% of the horizontal wells in which we have an interest and had the rights to develop 351,857 gross (219,747 net) acres in the Permian Basin, with approximately 301,160 gross (174,392 net) acres located in the Midland Basin and 50,697 gross (45,355 net) acres located in the Delaware Basin.
We intend to grow our reserves and production through the drilling and development of our multi-year inventory of identified drilling locations. As of December 31, 2017, we have identified 12,303 gross (8,040 net) potential horizontal drilling locations on our existing acreage.
The following table summarizes our net leasehold acreage and technically identified horizontal drilling locations as of December 31, 2017:

Area (1)	Net Acreage	Net Identified Drilling Locations (2)	Average Lateral Length
Midland Basin (3)	174,392	7,225	6,624
Delaware Basin (4)	45,355	815	8,333
Total Permian Basin	219,747	8,040	7,479

(1)	Please see “Item 2. Properties.”
(2)
We have estimated our drilling locations based on well spacing assumptions for the areas in which we operate and other criteria. The drilling locations on which we actually drill will depend on the availability of capital, regulatory approvals, commodity prices, costs, actual drilling results and other factors. Any drilling activities we are able to conduct on these identified locations may not be successful and may not result in our adding additional proved reserves to our existing proved reserves. See also ‘’Item 1A. Risk Factors.”

(3)
Our horizontal location count in the Midland Basin assumes 660’ to 990’ between well spacing, which is equivalent to five to eight wells per 640-acre section per target interval. The ultimate spacing may be less than these amounts, which would result in a higher location count, or greater than these amounts, which would result in a lower location count.

(4)
Our target horizontal location count in the Delaware Basin assumes 660’ to 1,320’ between well spacing which is equivalent to four to eight wells per 640-acre section per target interval. The ultimate spacing may be less than these amounts, which would result in a higher location count, or greater than these amounts, which would result in a lower location count.

At December 31, 2017, our estimated proved oil, natural gas and NGLs reserves were 416.4 MMBoe based on an internal reserve report prepared by our internal staff of petroleum engineers and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers. Of these reserves, approximately 50% are classified as proved developed producing. Based on this report, at December 31, 2017, our proved developed reserves were approximately 57% oil, 19% natural gas and 24% NGLs. These calculated percentages include proved developed non-producing reserves.

Our 2018 budget for capital development expenditures is approximately 1,350.0 million to $1,550.0 million, 85% to 90% of which is expected to be used for drilling and completions and 10% to 15% of which is expected to be used for infrastructure and other expenditures. We expect approximately 20% of the total budget to be associated with drilling and completions for proved undeveloped reserves as of December 31, 2017. Our capital budget excludes any amounts that may be paid for acquisitions. For the years ended December 31, 2017 and 2016, our aggregate drilling and completion expenditures were $1,049.6 million and $401.6 million, respectively, and our infrastructure and other expenditures were $157.8 million and $94.4 million, respectively, for totals of $1,207.4 million and $496.0 million, respectively. Of these totals, $65.1 million and $53.2 million were associated with drilling, completions and facility buildout for proved undeveloped reserves for the years ended December 31, 2017 and 2016, respectively. The amount and timing of 2018 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2018 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Our Business Strategy
Our business strategy is to increase stockholder value through the following:

•
Grow reserves, production and cash flow by developing our liquids rich resource base. We intend to selectively develop our acreage base in an effort to maximize its value and resource potential. We intend to pursue drilling opportunities offering competitive returns that we believe are supported by production history and industry activity in the area and repeatable as a result of well-defined geological properties over a large area. Through the conversion of our resource base to developed reserves, we will seek to increase our reserves, production and cash flow while generating favorable returns on invested capital.

•
Improve operational and cost efficiency by maintaining control of our production. We currently operate approximately 80% of the horizontal wells in which we have an interest and intend to maintain operational control of substantially all of our producing properties. We believe that retaining control of our production will enable us to more efficiently manage the pace of drilling and completion activities, increase recovery rates, lower well costs, improve drilling performance and increase ultimate hydrocarbon recovery through optimization of our drilling and completion techniques. Our management team regularly evaluates our operating results against those of other operators in the area in an effort to improve our performance and implement best practices. Our average horizontal working interest of 81% allows us to realize the majority of the benefits of these activities and cost efficiencies.

•
Optimizing and high-grading our leasehold position. We regularly evaluate and complete acquisitions of undeveloped leasehold and producing properties that meet our strategic and financial objectives in the ordinary course of our business, while selectively adding to maintain adequate inventory life. Our acreage position extends through what we believe are multiple oil and natural gas producing stratigraphic horizons in the Midland Basin and Delaware Basin, and we believe we can economically and efficiently add and integrate additional acreage into our current operations. We have a proven history of acquiring leasehold positions in the Permian Basin that have substantial oil-weighted resource potential and believe our management team’s extensive experience operating in the Midland Basin and Delaware Basin provides us with a competitive advantage in identifying leasing opportunities and acquisition targets and evaluating resource potential during 2018.

•
Maintain financial flexibility. We intend to maintain a conservative financial position to allow us to develop our exploration, drilling and production activities and maximize the present value of our oil-weighted resource potential. We intend to fund our growth with cash flow from operations, liquidity under our Revolving Credit Agreement (defined herein) and access to capital markets over time. As of December 31, 2017, we had approximately $1,700.8 million of liquidity, including $703.5 million of cash and cash equivalents and short-term investments. Our borrowing base under the Revolving Credit Agreement currently stands at $1.8 billion, with a commitment level of $1.0 billion. There were no borrowings outstanding and $2.7 million in letters of credit outstanding under our Revolving Credit Agreement as of December 31, 2017, resulting in availability of $997.3 million. Consistent with our disciplined approach to financial management, we have an active commodity hedging program through which we seek to hedge a meaningful portion of our expected oil production, reducing our exposure to downside commodity price fluctuations and enabling us to protect cash flows and maintain liquidity to fund our capital program and investment opportunities.

Our Strengths
We believe that the following strengths will help us achieve our business goals:

•
Extensive horizontal development potential. We believe that the majority of our acreage offers stacked pay potential to develop oil and natural gas from several prospective target zones, including, depending on the area, the Spraberry, Wolfcamp, and Bone Spring, and further, that some of these target zones may be characterized by sufficient thickness and resource potential to accommodate more than one pay interval per zone. Through December 31, 2017, we had drilled and completed 231 gross (216.2 net) horizontal wells in the Midland Basin and 37 gross (35.6 net) horizontal wells in the Delaware Basin. As of December 31, 2017, we had an inventory of 12,303 gross (8,040 net) identified horizontal drilling locations.

•
Established resource base and acreage position in the core of the Permian Basin. Our production is exclusively from the Permian Basin in West Texas, an area that has supported production since the 1940s. The Permian Basin has well established infrastructure from historical operations, and we believe it also benefits from a relatively stable regulatory environment that has been established over time. As of December 31, 2017, our estimated net proved reserves were composed of approximately 60% oil and 18% natural gas, and 22% NGLs.

•
Incentivized management team with substantial technical and operational expertise. Our management team has a proven track record of executing on multi-rig development drilling programs and has extensive experience in the Spraberry and Wolfberry Trends of the Permian Basin. Our Chief Executive Officer, Bryan Sheffield, is a third generation oil and natural gas executive, and our management team has an average of 21 years of experience. We have also assembled a robust technical team of petroleum engineers and geologists with an average of 14 years of experience, which we believe will be of strategic importance as we continue to expand our future exploration and development plans. As of December 31, 2017, our executive officers held approximately 13.0% of our outstanding equity interests. We believe the existence of this significant management ownership position provides meaningful incentive to increase the value of our business for the benefit of all stockholders.

•
Operating control over substantially all our horizontal production. As of December 31, 2017, we operated approximately 80% of the horizontal wells in which we have an interest, which translates to a vast majority of our 2017 production. We believe that maintaining control of our production enables us to dictate the pace of development and better manage the cost, type and timing of exploration and development activities.

•
Conservative balance sheet. We expect to maintain financial flexibility that will allow us to continue our development activities and selectively pursue acquisitions. As of December 31, 2017, we had $997.3 million of available borrowing capacity under our Revolving Credit Agreement, with no borrowings currently outstanding thereunder. We believe this borrowing capacity, along with cash on hand and cash flow from operations, will provide us with sufficient liquidity to execute our current capital program.

Recent Events
5.625% Senior Unsecured Notes due 2027
On October 11, 2017, Parsley Energy, LLC (“Parsley LLC”) and Parsley Finance Corp. (“Finance Corp.”) issued $700.0 million aggregate principal amount of 5.625% senior unsecured notes due 2027 (the “2027 Notes”) in an offering that was exempt from registration under the Securities Act (the “2027 Notes Offering”). The 2027 Notes Offering resulted in net proceeds to us, after deducting the initial purchasers’ discount and offering expenses, of approximately $692.1 million. These net proceeds are being used to fund a portion of our capital program and for general corporate purposes.
Fifth Amendment to Revolving Credit Facility
On October 11, 2017, the Company, Parsley LLC, as borrower, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Fifth Amendment (the “Fifth Amendment”) to our revolving credit agreement (as amended, the “Revolving Credit Agreement”). The Fifth Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the borrowing base from $1.225 billion (to which it was reduced in connection with the closing of the 2027 Notes Offering) to $1.8 billion (although the aggregate elected commitments remained at $1.0 billion), (ii) decrease the applicable margins for borrowings to a range of (A) 1.5% to 2.5% for LIBOR based borrowings and (B) 0.5% to 1.5% for alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization, (iii) provide flexibility, subject to certain conditions, to enter into “reverse 1031 exchanges” under Section 1031 of the Internal Revenue Code of 1986, as amended, (iv) provide enhanced flexibility, subject to certain dollar limitations, to make investments in unrestricted subsidiaries and joint ventures and to make other investments, and (v) provide enhanced flexibility, subject to certain conditions, to dispose of oil and gas properties not evaluated in the reserve reports delivered to the lenders pursuant to the Revolving Credit Agreement.
CEO Succession Plan
On January 9, 2018, we announced a succession plan pursuant to which our current Chairman and Chief Executive Officer, Bryan Sheffield, will serve as Chief Executive Officer through the end of 2018, in the newly-created position of Executive Chairman throughout 2019, and as Chairman of the Board thereafter. Matt Gallagher, our President and Chief Operating Officer, will succeed Mr. Sheffield as Chief Executive Officer, effective January 1, 2019, and was appointed to our board of directors concurrent with the announcement.
Tax Cuts and Jobs Act
On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted by the U.S. government. The Tax Act significantly impacts our 2017 effective tax rate and makes broad and complex changes to the U.S. corporate income tax code. Among other changes, the Tax Act: (i) reduces the U.S. federal corporate income tax rate from 35% to 21%; (ii) repeals the corporate alternative minimum tax and provides for a refund of previously accrued alternative minimum tax credits; (iii) modifies the provisions relating to the limitations on deductions for executive compensation of publicly traded corporations; (iv) enacts new limitations regarding the deductibility of interest expense and (v) imposes new limitations on the utilization of net operating losses arising in taxable years beginning after December 31, 2017.
GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Act, we remeasured our deferred tax assets and liabilities based on the federal income and state income tax rates at which they are now expected to reverse, and they now generally reflect a federal income tax rate of 21%. The enacted rate change resulted in a noncash increase of approximately $23.9 million to our income tax provision, a corresponding reduction of $23.9 million to our net noncurrent deferred tax asset balance and a reduction in valuation allowance of $24.3 million December 31, 2017. As of December 31, 2017, we have not finalized our accounting for the tax effect of the Tax Act. However, as described in Note 10—Income Taxes in the notes to our consolidated financial statements, we have made a reasonable estimate of the tax effect of the Tax Act, including the impact on existing deferred tax balances. Any adjustments recorded to these estimates through 2018 will be included in income from operations as an adjustment to tax expense. The ultimate impact of the Tax Act may differ from our estimates based on our further analysis of the new law and additional regulatory guidance that may be issued. Further, the amount of our future federal income tax will be dependent upon our future taxable income.
Organizational Structure
We are a holding company that was incorporated as a Delaware corporation on December 11, 2013 for the purpose of facilitating our initial public offering (the “IPO”) and to become the sole managing member of Parsley LLC. As of December 31, 2017, our sole material asset consists of 252,260,300 PE Units, constituting a controlling equity interest in Parsley LLC.
After the effective date of the registration statement but prior to the completion of the IPO, the limited liability company agreement of Parsley LLC was amended and restated to modify its capital structure by replacing the different classes of interests previously held by Parsley LLC owners with a single new class of units called “PE Units.” In addition, each holder of PE Units (“PE Unit Holder”) received one share of our Class B Common Stock, par value $0.01 per share (“Class B Common Stock”). Pursuant to such amended and restated limited liability company agreement (as subsequently amended and restated by the Second Amended and Restated Limited Liability Company Agreement, the “Parsley LLC Agreement”), the PE Unit Holders generally have the right to exchange (the “Exchange Right”) their PE Units (and a corresponding number of shares of Class B Common Stock), for shares of our Class A Common Stock, par value $0.01 per share (“Class A Common Stock”) at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding number of shares of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications), or, if either we or Parsley LLC so elects, cash (the “Cash Option”). In addition, in connection with the IPO, on May 29, 2014, we entered into a Tax Receivable Agreement (the “TRA”) with Parsley LLC and the initial PE Unit Holders and certain other holders of equity in us (each such person, a “TRA Holder”). This agreement generally provides for the payment by us to a TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state or local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of (i) any tax basis increases resulting from the contribution in connection with our IPO by such TRA Holder of all or a portion of its PE Units to us in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock pursuant to the Exchange Right (or resulting from an exchange of PE Units for cash pursuant to the Cash Option) and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We will retain the benefit of the remaining 15% of these cash savings. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
As a result of the IPO and the related reorganization transactions, we became the sole managing member of and have a controlling equity interest in Parsley LLC. As the sole managing member of Parsley LLC, we operate and control all of the business and affairs of Parsley LLC and, through Parsley LLC and its subsidiaries, conduct our business. We consolidate the financial and operating results of Parsley LLC and its subsidiaries and record noncontrolling interests for the economic interest in Parsley LLC held by the PE Unit Holders.
The following diagram shows our organizational structure as of February 28, 2018. This chart is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

Oil and Natural Gas Production Prices and Production Costs
Production and Price History
The following table sets forth information regarding net production of oil, natural gas and NGLs and certain price and cost information for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenues (in thousands):
Oil sales	$802,230	$387,303	$215,795
Natural gas sales	56,571	30,928	26,582
Natural gas liquids sales	103,193	38,273	23,680
Total revenues	$961,994	$456,504	$266,057

Average realized prices (1):
Oil, without realized derivatives (per Bbls)	$48.95	$41.34	$44.89
Oil, with realized derivatives (per Bbls)	47.68	47.56	56.60
Natural gas, without realized derivatives (per Mcf)	2.43	2.30	2.57
Natural gas, with realized derivatives (per Mcf)	2.40	2.30	2.72
Natural gas liquids (per Bbls)	22.87	16.01	15.79
Average price per Boe, without realized derivatives	38.80	32.60	33.13
Average price per Boe, with realized derivatives	37.94	36.76	40.33

Production (2):
Oil (MBbls)	16,390	9,368	4,807
Natural gas (MMcf)	23,326	13,463	10,339
Natural gas liquids (MBbls)	4,512	2,390	1,500
Total (MBoe)	24,792	14,002	8,031

Average daily production volume:
Oil (Bbls)	44,904	25,596	13,170
Natural gas (Mcf)	63,907	36,784	28,326
Natural gas liquids (Bbls)	12,362	6,530	4,110
Total (Boe)	67,923	38,257	22,003

(1)
Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

(2)
Approximately 88%, 90% and 98% of our total estimated proved reserves as of December 31, 2017, 2016 and 2015, respectively, were attributable to the Midland Basin. Our production from the Midland Basin was 21,641 MBoe (14,082 MBbls oil, 20,835 MMcf natural gas, 4,087 MBbls natural gas liquids), 13,222 MBoe (8,693 MBbls oil, 13,134 MMcf natural gas, 2,340 MBbls natural gas liquids) and 7,952 MBoe (4,740 MBbls oil, 10,309 MMcf natural gas, 1,494 MBbls natural gas liquids) for the years ended December 31, 2017, 2016 and 2015, respectively.

Productive Wells
As of December 31, 2017, we owned an average 81% working interest in 372 gross (282.6 net) productive horizontal wells. As of December 31, 2017, we owned an average 61% working interest in 1,532 gross (749.0 net) productive vertical wells. Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest and net wells are the sum of our fractional working interests owned in gross wells. As of December 31, 2017, we owned an immaterial number of productive wells related to the production of natural gas.

Well Operations
As of December 31, 2017, we operated approximately 80% of the horizontal wells in which we have an interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.
Marketing and Customers
We market the majority of the production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell our production to purchasers at market prices.
We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2017, two purchasers each accounted for more than 10% of our revenue during the period: Shell Trading (US) Company (“Shell”) and Targa Pipeline Mid-Continent, LLC (“Targa”). For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue during the period: Shell, BML, Inc. (“BML”) and Targa. For the year ended December 31, 2015, four purchasers each accounted for more than 10% of our revenue during the period: Shell, BML, Targa and Transoil Marketing, LLC. No other customer accounted for more than 10% of our revenue during these periods. If a major customer decided to stop purchasing oil and natural gas from us, our revenue could decline and our operating results and financial condition could be harmed. However, we believe that the loss of any one or all of our major purchasers would not have a material adverse effect on our financial condition or results of operations, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers. Please see Note 2—Summary of Significant Accounting Policies—Significant Customers to our consolidated financial statements included elsewhere in this Annual Report for additional information.
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
During the year ended December 31, 2016, we entered into a contract with a private midstream company that provides for firm pipeline transportation from our acreage in Reagan, Upton and Midland Counties, Texas to Crane, Colorado City and Midland, Texas, which enables us to choose from multiple destinations for a substantial portion of our crude oil production.
During the year ended December 31, 2017, we entered into a contract that provides firm transportation off one of the pipeline systems through which we transport or sell crude oil. Under this contract, we are committed to deliver minimum average volumes of 45,000 Bbls/day from January 1, 2018 to December 31, 2018 and 37,500 Bbls/day from January 1, 2019 to June 30, 2020. Satisfaction of the volume requirements includes volumes produced by us and other third-party working, royalty, and overriding royalty interest owners whose volumes we market on their behalf. Our consolidated statements of operations reflect our share of firm transportation costs. This contract requires us to pay a deficiency fee if we fail to deliver the required volumes.
As of December 31, 2017, approximately 69% of our gross oil production was being transported by these pipeline systems and sold under these agreements. We do not believe, however, that the termination of either of these agreements would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers. We expect to fulfill our delivery commitments for the next one to three years with existing proved developed and proved undeveloped reserves, which we regularly monitor to ensure sufficient availability. In addition, we monitor our current production, our anticipated future production and our future development plans in order to meet our delivery commitments. If production is not sufficient to meet contractual delivery commitments, we may purchase commodities in the market to satisfy our delivery commitments.

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
Seasonality of Business
Weather conditions affect the demand for and prices of, oil and natural gas. Demand for oil and natural gas is typically higher in the first and fourth quarters, resulting in higher prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. See “Item 1A. Risk Factors—Risks Related to the Oil and Natural Gas Industry and Our Business—“Extreme weather conditions could adversely affect our ability to conduct drilling activities in the areas where we operate” for additional information.
Oil and Natural Gas Leases
Typically the oil and natural gas lease agreements covering our properties provide for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest to us generally ranging from 75% to 80%. In cases where we own minerals underlying properties that we operate, our net revenue interest will be higher.
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
In recent years, oil, natural gas and NGLs prices have been under considerable pressure due to oversupply and other market conditions. Specifically, increased foreign production and increased efficiencies in horizontal drilling, combined with exploration of newly developed shale fields in North America, have dramatically increased global oil and natural gas production, which has led to lower market prices for these commodities. Given the many uncertainties affecting the supply and demand for oil, natural gas and NGLs, we are unable to accurately predict future oil, natural gas and NGLs prices or the overall effect, if any, that the oversupply of such products and other market conditions will have on our financial condition or results of operations.
Regulation of the Oil and Natural Gas Industry
Our operations are substantially affected by federal, state and local laws and regulations. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by the United States Congress (“Congress”), the states, the Federal Energy Regulatory Commission (the “FERC”) and the courts. We cannot predict when or whether any such proposals may become effective. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.
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
The price and terms of service of transportation of the commodities, including access to pipeline transportation capacity, are subject to extensive federal and state regulation. Such regulation may affect the marketing of oil and natural gas produced, as well as the revenues received for sales of such production. Gathering systems may be subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil and natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase, or accept for gathering, without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes may affect whether and to what extent gathering capacity is available for oil and natural gas production, if any, of the drilling program and the cost of such capacity. Further, state laws and regulations govern rates and terms of access to intrastate pipeline systems, which may similarly affect market access and cost.
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
Gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states onshore and in state waters. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.
In addition to the regulation of natural gas pipeline transportation, the FERC has jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005. Under this law, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to the FERC’s jurisdiction under the Natural Gas Act of 1938 to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud, to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading, or to engage in any act or practice that operates as a fraud or deceit upon any person. The Energy Policy Act of 2005 also gives the FERC authority to impose civil penalties for violations of the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 up to $1,238,271 per day per violation (adjusted annually based on inflation). The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).
In December 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, any market participant, including a producer such as us, that engages in wholesale sales or purchases of gas that equal or exceed 2.2 million MMBtus of physical natural gas in the previous calendar year, must annually report such sales and purchases to the FERC on Form No. 552 on May 1 of each year. Form No. 552 contains aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize or contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 is intended to increase the transparency of the wholesale gas markets and to assist the FERC in monitoring those markets and in detecting market manipulation.
The FERC also regulates rates and service conditions for interstate transportation of liquids, including oil and NGLs, under the Interstate Commerce Act (the “ICA”). Prices received from the sale of liquids may be affected by the cost of transporting those products to market. The ICA requires that pipelines maintain a tariff on file with the FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before the FERC.
Rates of interstate liquids pipelines are currently regulated by the FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. For the five-year period beginning on July 1, 2016, the FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. This adjustment is subject to review every five years. Under the FERC’s regulations, a liquids pipeline can request the authority to charge market-based rates for transportation service if it satisfies certain criteria, and also can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. Increases in liquids transportation rates may result in lower revenue and cash flows.
In addition, due to common carrier regulatory obligations of liquids pipelines, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity. Therefore, requests for service by new shippers or increased volume by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for liquids transportation could have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we believe that access to liquids pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.
Intrastate liquids pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate liquids pipeline regulation and the degree of regulatory oversight and scrutiny given to intrastate liquids pipeline rates, varies from state to state. We believe that the regulation of liquids pipeline transportation rates will not affect our operations in any way that is materially different from the effects on our similarly situated competitors.
In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (the “FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1,180,566 per violation per day (adjusted annually based on inflation). In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (the “CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales. In July 2011, the CFTC issued final rules to implement its new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1,116,156 (adjusted annually based on inflation) or triple the monetary gain to the person for each violation.
Regulation of Environmental and Occupational Safety and Health Matters
Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment and occupational health and safety. These laws and regulations may, among other things: (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and (v) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations and the issuance of orders enjoining performance of some or all of our operations.
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
The clear trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage, transportation, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our purchasers. Moreover, accidental releases or spills may occur in the course of our operations and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While compliance with existing environmental laws and regulations has not had a material adverse effect on our operations, we can provide no assurance that this will continue in the future.
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

Water Discharges
The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including wetland areas, is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “USACE”) or an analogous state agency. In September 2015, the EPA and the USACE issued a final rule redefining the scope of the EPA’s and the USACE’s jurisdiction under the CWA with respect to certain types of waterbodies and classifying these waterbodies as regulated wetlands. The 2015 rule was previously stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. The EPA and the USACE proposed a rulemaking in June 2017 to repeal the June 2015 rule and announced their intent to issue a new rule defining the CWA’s jurisdiction. Recently, in January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction to hear challenges to the 2015 rule resides with the federal district courts; consequently, the previously-filed district court cases will be allowed to proceed. Following the Supreme Court’s decision, the EPA and the USACE issued a final rule in January 2018 staying implementation of the 2015 rule for two years. As a result of these recent developments, future implementation of the June 2015 rule is uncertain. To the extent the rule or any replacement rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. We do not expect the costs to comply with the requirements of the CWA to have a material adverse effect on our operations.
The Oil Pollution Act of 1990 amends the CWA and establishes strict liability for owners and operators of facilities that cause a release of oil into waters of the United States. In addition, this law requires owners and operators of facilities that store oil above specified threshold amounts to develop and implement spill prevention, control and countermeasures plans.
Safe Drinking Water Act
In the course of our operations, we produce water in addition to oil and natural gas. Water that is not recycled or otherwise disposed of on the lease may be sent to saltwater disposal wells for injection into subsurface formations. Underground injection operations are regulated under the federal Safe Drinking Water Act and permitting and enforcement authority may be delegated to the states. In Texas, the Texas Railroad Commission (“RRC”) regulates the disposal of produced water by injection well. The RRC requires operators to obtain a permit from the agency for the operation of saltwater disposal wells and establishes minimum standards for injection well operations. In response to recent seismic events near underground injection wells used for the disposal of oil and natural gas-related waste waters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. In response to these concerns, regulators in some states are considering additional requirements related to seismic safety. For example, the RRC has adopted new rules for injection wells to address these seismic activity concerns in Texas. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. These new rules could impact the availability of injection wells for disposal of wastewater from our operations. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability; however, these costs are commonly incurred by all oil and natural gas producers, and we do not believe that the costs associated with the disposal of produced water will have a material adverse effect on our operations.
Air Emissions
The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard for ozone from 75 to 70 parts per billion. In November 2017, the EPA published a list of areas that are in compliance with the new ozone standards and, separately in December 2017, issued responses to state recommendations for designating non-attainment areas. States have the opportunity to submit new air quality monitoring to the EPA prior to the EPA finalizing any non-attainment designations. State implementation of these revised air quality standards could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. More recently, in June 2016, the EPA finalized a rule regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. The EPA has also adopted new rules under the Clean Air Act that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production‑related wet seal and reciprocating compressors and from pneumatic controllers and storage vessels. In addition, in June 2016, the EPA issued final rules that establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The final rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In addition, the rule package extends existing volatile organic compound standards under the EPA’s Subpart OOOO of the New Source Performance Standards to include previously unregulated equipment within the oil and natural gas source category. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. To the extent fully implemented, compliance with this rule will require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks and the increased frequency of maintenance and repair activities to address emissions leakage. The rules may also require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These and other air pollution control and permitting requirements have the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such requirements will have a material adverse effect on our operations.
Regulation of Greenhouse Gas Emissions
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis. EPA rulemakings related to GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include gathering and boosting facilities as well as GHG emissions from completions and workovers from hydraulically fractured oil wells. Also, as noted above, the EPA has proposed a New Source Performance Standard related to methane emissions from the oil and natural gas source category.
While Congress has considered legislation related to the reduction of GHG emissions in the past, the possibility of federal legislation related to climate change appears unlikely at this time. In the absence of such federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges from participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations.

In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
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
At the federal level, the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities. Also, in May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act (“TSCA”). To date, no other action has been taken and the likelihood of any future rulemaking under TSCA appears remote at this time. Further, the EPA finalized regulations under the CWA in June 2016 that prohibit wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.
At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from drilling wells.
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
Endangered Species Act and Migratory Birds
The federal Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service (the “FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. Moreover, as a result of a 2011 settlement agreement, the FWS was required to make a determination on listing of more than 250 species as endangered or threatened under the FSA by no later than completion of the agency’s 2017 fiscal year. The FWS missed the deadline and continues to review new species for protected status under the ESA. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes the Permian Basin, and to reconsider listing the species under the ESA. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
OSHA
We are subject to the requirements of the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act and comparable state statutes and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens.
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
Related Insurance
We maintain insurance against some risks associated with above or underground contamination that may occur as a result of our exploration and production activities. However, this insurance is limited to activities at the well site, and there can be no assurance that this insurance will continue to be commercially available or that this insurance will be available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.
Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2017, nor do we anticipate that such expenditures will be material in 2018.
Employees
As of December 31, 2017, we employed 460 people. We consider our relations with employees to be satisfactory. Our future success will depend in part on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We regularly utilize the services of independent contractors to perform various field and other services
Available Information
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
Risks Related to the Oil and Natural Gas Industry and Our Business
Oil, natural gas and NGLs prices are volatile. A substantial or extended decline in commodity prices or decrease in demand for hydrocarbons may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
Our revenue, profitability, access to capital, future rate of growth and the carrying value of our oil and natural gas properties are heavily influenced by the prices we receive for our oil and natural gas production and the prevailing market prices from time to time for oil, natural gas and NGLs. Historically, oil, natural gas and NGLs prices have been volatile and subject to wide fluctuations in response to domestic and international changes in supply and demand, economic and legal forces, events and uncertainties, and numerous other factors beyond our control, including those factors listed below (which list is not exhaustive):

•	worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas and NGLs;

•	the level of global exploration and production;

•	the level of global inventories;

•	the price and quantity of imports of foreign oil, natural gas and NGLs;

•	political or economic conditions in or affecting other producing countries, including conflicts or instability in the Middle East, Africa, South America and Russia;

•	actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled companies relating to oil price and production controls;

•	prevailing prices on local price indices in the areas in which we operate and expectations about future commodity prices;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	localized and global supply and demand fundamentals and transportation availability;

•	weather conditions;

•	technological advances affecting energy consumption;

•
the effect of energy conservation efforts or activities by non-governmental organizations to restrict the exploration and production of oil and natural gas so as to minimize emissions of carbon dioxide and methane GHGs;

•	the price and availability of alternative fuels and energy sources;

•	the impact of currency fluctuations; and

•	domestic, local and foreign governmental regulations and taxes.

These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. During the five years ended December 31, 2017, NYMEX WTI oil futures contract prices ranged from a high of $107.26 per barrel on June 20, 2014 to a low of $26.21 per barrel on February 11, 2016, and NYMEX Henry Hub gas futures prices ranged from a high of $6.15 MMBtu on February 19, 2014 to a low of $1.64 per MMBtu on March 3, 2016. As of December 31, 2017, NYMEX WTI oil futures contract prices and NYMEX Henry Hub gas futures prices were $60.42 per barrel and $2.95 per MMBtu, respectively.
Although oil, natural gas and NGLs prices rose during 2017, a buildup in inventories, lower global demand, or other factors could cause prices for U.S. crude oil to weaken, which could negatively affect our cash flows and results of operations. Under such conditions, we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in the present value of our reserves and our ability to develop future reserves. Lower commodity prices may also reduce the amount of oil, natural gas and NGLs that we can produce economically.
If commodity prices decrease from current levels, a significant portion of our acquisition and development projects could become uneconomic. This may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. In addition, fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas.
Our development and exploratory drilling efforts and our well operations may not be profitable or achieve our targeted returns.
We have acquired significant amounts of unproved property in order to further our development efforts and expect to continue to undertake acquisitions in the future. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire unproved properties and lease undeveloped acreage that we believe will enhance our growth potential and improve our results of operations over time. However, we cannot assure you that all prospects will be economically viable or that we will not abandon our investments. Additionally, we cannot assure you that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such unproved property or wells.
Properties we acquire may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties that we acquire or obtain protection from sellers against such liabilities.
Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with each of these assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.
Our acquisition and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our reserves.
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition and development of oil and natural gas reserves. During the year ended December 31, 2017, we incurred approximately $4.6 billion for acquisition, exploration and development activities (excluding asset retirement obligations). Our 2018 budget for capital development expenditures is approximately $1,350.0 million to $1,550.0 million. 85% to 90% of this estimate is expected to be used for drilling and completions and 10% to 15% of this estimate is expected to be used for infrastructure and other expenditures. The amount and timing of 2018 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2018 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements and Sources of Liquidity.”
We intend to finance our future capital expenditures, other than significant acquisitions, with cash on hand, cash generated by operations and borrowings under our Revolving Credit Agreement. As of December 31, 2017, we had approximately $1,700.8 million of liquidity, with $703.5 million of cash and cash equivalents and short-term investments. Our borrowing base under the Revolving Credit Agreement currently stands at $1.8 billion, with a commitment level of $1.0 billion. There were no borrowings outstanding and $2.7 million in letters of credit outstanding as of December 31, 2017, resulting in availability of $997.3 million.
Our cash flow from operations and access to capital, however, are subject to a number of variables beyond our control, including:

•	the volume of oil, natural gas and NGLs we are able to produce from existing wells;

•	the prices at which our production is sold;

•	our proved reserves;

•	our ability to acquire, locate and produce new reserves;

•	our ability to borrow under our Revolving Credit Agreement;

•	the global credit and securities markets; and

•	the ability and willingness of lenders and investors to provide capital and the cost of such capital.
If our revenues, liquidity or the borrowing base under our Revolving Credit Agreement decrease as a result of lower oil, natural gas and NGLs prices, operating difficulties, declines in reserves or for any other reason, and we require additional capital for our capital expenditure needs, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under our Revolving Credit Agreement are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in the curtailment of our operations relating to development of our properties or the curtailment of acquisitions that may be favorable to us, which in each case could lead to a decline in our reserves and production, and could adversely affect our business, financial condition and results of operations.
If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we will likely be required to take write‑downs of the carrying values of our properties.
Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment of Oil and Gas Properties” for specific information regarding our impairments. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
Our future financial condition and results of operations will depend on the success of our acquisition and development activities, which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production.
Our decisions to acquire and develop prospects or properties depend in part on the evaluation of data obtained through geophysical and geological analysis, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “—Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” In addition, the costs involved in drilling, completing and operating our wells is often uncertain before we commence drilling.

Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

•
delays imposed by or resulting from compliance with regulatory requirements, including limitations on wastewater disposal, discharge of GHGs, hydraulic fracturing and other potential environmental impacts from our operations, including protections for threatened or endangered plant and animal life;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;

•	equipment failures, accidents or other unexpected operational events;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	adverse weather conditions;

•	issues related to compliance with environmental regulations;

•
environmental hazards, such as oil and natural gas leaks, oil spills, pipeline and tank ruptures, the presence of naturally occurring radioactive materials and the unauthorized discharge of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•	declines in oil, natural gas and NGLs prices;

•	limited availability of financing at acceptable terms;

•	loss of title or other title-related issues and disputes; and

•	limitations in the market for oil, natural gas and NGLs.
Our identified drilling locations are scheduled over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.
Our management team has specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil, natural gas and NGLs prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and the availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertainties, we do not know if our identified potential well locations will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential locations. In addition, unless production is established within the spacing units covering the undeveloped acreage on which our potential drilling locations have been identified, certain of the leases for such acreage may expire. As such, our actual drilling activities may materially differ from those presently identified.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under the applicable debt instruments, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness obligations, including our Revolving Credit Agreement and our senior unsecured notes, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control and can vary significantly from year to year. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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

In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Revolving Credit Agreement and the indentures governing our senior unsecured notes restrict our ability to dispose of assets and our use of the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds that we could have realized from them and any proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our debt service obligations.
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
Our Revolving Credit Agreement also limits the amount we can borrow up to the lowest of (i) the borrowing base, (ii) the aggregate elected borrowing base commitments and (iii) $2.5 billion. The lenders may, in their sole discretion, redetermine the borrowing base on a semi-annual basis based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Revolving Credit Agreement. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. If the requisite number of lenders do not agree to a proposed borrowing base, then the borrowing base will be the highest borrowing base acceptable to such lenders. Outstanding borrowings in excess of the borrowing base must be repaid.
If we are unable to comply with the restrictions and covenants in the agreements governing our indebtedness, there could be an event of default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed.
If we are unable to comply with the various restrictions and covenants in the agreements governing our indebtedness, including our Revolving Credit Agreement and the indentures governing our senior unsecured notes, there could be an event of default under the terms of these agreements. Our ability to comply with these restrictions and covenants, including meeting certain financial ratios and tests, may be affected by events beyond our control. If market or other economic conditions deteriorate or if oil, natural gas and NGLs prices decline, our ability to comply with these covenants may be impaired. We cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests.
In the event of a default under the agreements governing our indebtedness, the lenders under our Revolving Credit Agreement could terminate their commitments to lend and the holders of any of our indebtedness could elect to accelerate and declare all amounts borrowed to be immediately due and payable. A default under our Revolving Credit Agreement could cause a cross-default under the indentures governing our senior unsecured notes, any other indebtedness outstanding and the ISDA Agreements we enter into. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” for more information about our ISDA Agreements.

If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the agreements governing our indebtedness or obtain needed waivers on satisfactory terms.
Our derivative activities could result in financial losses or could reduce our earnings.
To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of the commodities we sell, we enter into commodity derivative contracts for a significant portion of our production, with an emphasis on oil production, primarily consisting of put spreads, basis swaps and three-way collars. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas and NGLs.” Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in a manner adverse to us, our cash otherwise available for use in our operations would be reduced which could limit our ability to make future capital expenditures and make payments on our indebtedness and which could also limit the size of our borrowing base. Future collateral requirements will depend on arrangements with our counterparties, volatile oil, natural gas and NGLs prices and interest rates. In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for oil, natural gas and NGLs, which could also have an adverse effect on our financial condition.
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
In order to prepare reserve estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil, natural gas and NGLs prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.
Actual future production, oil, natural gas and NGLs prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust reserve estimates to reflect production history, results of exploration and development, existing commodity prices and other factors, many of which are beyond our control.

The present value of future net revenues from our reserves may not be equal to the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.
Approximately 30% of our net leasehold acreage is undeveloped and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.
As of December 31, 2017, approximately 30% of our net leasehold acreage was undeveloped or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. Unless production is established on the undeveloped acreage covered by our leases, such leases will expire. Our future oil and natural gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage. Further, to the extent we determine that it is not economic to develop particular undeveloped acreage, we may intentionally allow leases to expire.
Our producing properties are located in the Permian Basin of West Texas, making us vulnerable to risks associated with operating in one major geographic area.
All of our producing properties are geographically concentrated in the Permian Basin of West Texas. At December 31, 2017, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.
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
The marketability of our production is dependent upon vehicles, transportation facilities and other facilities, certain of which we do not control. If these vehicles or facilities are unavailable, or if we are unable to access such vehicles or facilities on commercially reasonable terms, our operations could be interrupted and our revenues reduced.
The marketing of oil, natural gas and NGLs production depends in large part on the availability, proximity and capacity of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets. If there is insufficient capacity available on these systems, or if these systems are unavailable to us, or if these systems are unavailable to us on commercially reasonable terms, the price offered for our production could be significantly depressed, or we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while we construct or purchase our own facility or system. We also rely (and expect to rely in the future) on facilities developed and owned by third parties in order to store, process, transport and sell our oil, natural gas and NGLs production. Our plans to develop and sell our oil and natural gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient transportation, storage or processing facilities to us, especially in areas of planned expansion where such facilities do not currently exist, on commercially reasonable terms or otherwise.
The volume of oil and natural gas that we can produce is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, transportation, refining or processing facilities, or lack of capacity on such facilities. The curtailments arising from these and similar circumstances may last from a few days to several months and, in many cases, we may be provided only limited, if any, advance notice as to when these circumstances will arise and their duration.

We may incur losses as a result of title defects in the properties in which we invest.
It is generally our practice in acquiring oil and natural gas leases or interests not to incur the expense of retaining lawyers to examine the title to the leases and underlying mineral interest at the time of acquisition. Rather, we rely upon the judgment of lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. While we typically obtain title opinions prior to commencing drilling operations on a lease or in a unit, the failure of title may not be discovered until after a well is drilled, in which case we may lose the lease and the right to produce all or a portion of the minerals under the property.
The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
At December 31, 2017, 50% of our total estimated proved reserves were classified as proved undeveloped. Our approximately 207.0 MMBoe of estimated proved undeveloped reserves will require an estimated $2.1 billion of development capital over the next five years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecast as well as access to liquidity sources, such as cash flow from operations, capital markets and our Revolving Credit Agreement. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.
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
Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless we conduct successful ongoing acquisition and development activities or continually acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Our future reserves and production, and therefore our future cash flow and results of operations, are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to acquire and develop or find sufficient additional reserves to replace our current and future production. If we are unable to replace our current and future production, the value of our reserves will decrease and our business, financial condition and results of operations would be adversely affected. Further, the horizontal decline curve we use to project our future production is subject to numerous limitations.

We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.
The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including, but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of oil and natural gas sold in interstate commerce. In addition, we depend upon several significant purchasers for the sale of most of our oil and natural gas production. See “Item 1. Business—Oil and Natural Gas Production Prices and Production Costs—Marketing and Customers.” We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production.
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
Properties that we decide to drill that do not yield oil or natural gas in commercially viable quantities will adversely affect our results of operations and financial condition. There is no way to predict with certainty in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of micro-seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogues we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

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

Multi-well pad drilling may result in volatility in our operating results.
We utilize multi-well pad drilling where practical. Because wells drilled on a pad are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location, multi-well pad drilling delays the commencement of production, which may cause volatility in our quarterly operating results.
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

In the future we may make acquisitions of producing properties or businesses that complement or expand our current business. The successful acquisition of producing properties requires an assessment of several factors, including:

•	recoverable reserves;

•	future oil, natural gas and NGLs prices and their applicable differentials;

•	operating costs; and

•	potential environmental and other liabilities.
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
In addition, our Revolving Credit Agreement and the indentures governing our senior unsecured notes impose certain limitations on our ability to enter into mergers or combination transactions. These agreements also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions.
We are subject to complex U.S. federal, state, local and other laws and regulations related to environmental, occupational, health and safety issues that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
Our operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, the occupational health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations, including: (i) the acquisition of a permit before conducting regulated drilling activities; (ii) the restriction of types, quantities and concentration of materials that can be released into the environment; (iii) the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) the application of specific health and safety criteria addressing worker protection; and (v) the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve taking difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. In addition, the trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment; if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations, our costs of compliance may increase. Failure to comply with laws and regulations applicable to our operations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition and results of operations.
Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons, or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years, and many environmental statutes contain citizen suit provisions that allow private parties to sue to enforce environmental laws and regulations. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected. See “Item 1. Business—Regulation of the Oil and Natural Gas Industry” for a further description of the laws and regulations that affect us.
Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns about global economic growth have had and may continue to have a significant adverse impact on the stability of global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.
A downgrade in our credit ratings could negatively impact our cost of and ability to access capital.
As of December 31, 2017, our long-term debt was rated B2 with a stable outlook by Moody’s Investors Service, Inc. and BB- with a positive outlook by Standard & Poor’s Ratings Services. Since this date, no changes in our credit ratings have occurred; however, we cannot be assured that our credit ratings will not be downgraded in the future.
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
The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil, natural gas and NGLs prices, causing periodic shortages. Historically, there have been shortages of drilling and workover rigs, pipe and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. Further, to the extent our suppliers source their products or raw materials from foreign markets, the cost of such equipment could be impacted if the United States imposes tariffs on imported goods from countries where these goods are produced. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages or cost increases could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
Should we fail to comply with all applicable regulatory agency administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act of 1938 to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by the FERC as a natural gas company under this law, the FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by the FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Additionally, the FTC has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1 million per day and the CFTC prohibits market manipulation in the markets regulated by the CFTC, including similar anti-manipulation authority with respect to crude oil swaps and futures contracts as that granted to the CFTC with respect to crude oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1 million or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Item 1. Business—Regulation of the Oil and Natural Gas Industry.”
Climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas that we produce. In addition, the potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
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
Furthermore, in June 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, and impose additional requirements related to pollution control equipment, record-keeping practices, and leak detection and repair programs. However, over the past year the EPA has taken several steps to delay implementation of the methane standards, and the agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of the methane rules in their entirety. The EPA has not yet published a final rule but, as a result of these developments, future implementation of the 2016 standards is uncertain at this time. However, given the long-term trend towards increasing regulation, future regulation of methane and other greenhouse gas emission from the oil and gas industry remains a possibility.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years and future legislation remains unlikely. In the absence of such federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves.
Demand for our products may also be adversely affected by conservation plans and efforts undertaken in response to global climate change, including plans developed in connection with the recent Paris climate conference agreement reached in December 2015, which entered into force in November 2016. The United States is one of over 70 nations that ratified or otherwise indicated its intent to comply with the agreement. However, the agreement is not binding on the United States and, in June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Climate Agreement. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
Hydraulic fracturing is a common industry practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, resulting in new legislative and regulatory initiatives that seek to increase the regulatory burden imposed on hydraulic fracturing.
At the federal level, the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities. Also, in May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the TSCA. To date, no further action has been taken and future regulation under the TSCA appears unlikely at this time. Further, the EPA finalized regulations under the CWA in June 2016 prohibiting wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. The report does not appear to provide a basis for additional federal regulation of hydraulic fracturing at this time.
At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from drilling wells.
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
Our operations and drilling activity are concentrated in the Permian Basin in West Texas, an area in which industry activity has remained relatively steady during the recent period of commodity price volatility. As a result, demand for qualified personnel in this area, and the cost to attract and retain such personnel, has continued to be competitive and would be expected to increase substantially in the future if commodity prices rebound. Moreover, our competitors may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer.
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
We have grown rapidly over the last several years. Our management believes that our future success depends on our ability to manage the rapid growth that we have experienced and the demands from increased responsibility on management personnel. The following factors could present difficulties:

•	increased responsibilities for our executive level personnel;

•	increased administrative burdens;

•	increased capital requirements; and

•	increased organizational challenges common to large, expansive operations.
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
Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. As of December 31, 2017, we had drilled and completed 268 gross (251.8 net) horizontal wells and therefore are subject to increased risks associated with horizontal drilling as compared to companies that have greater experience in horizontal drilling activities. Risks that we face while drilling include, but are not limited to, failing to land our wellbore in the desired drilling zone, not staying in the desired drilling zone while drilling horizontally through the formation, not running our casing the entire length of the wellbore and not being able to run tools and other equipment consistently through the horizontal wellbore. Risks that we face while completing our wells include, but are not limited to, not being able to fracture stimulate the planned number of stages, not being able to run tools the entire length of the wellbore during completion operations and not successfully cleaning out the wellbore after completion of the final fracture stimulation stage. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are worse than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and/or commodity price declines, the return on our investment in these areas may not be as attractive as we anticipate. Further, as a result of any of these developments we could incur material write-downs of our oil and natural gas properties and the value of our undeveloped acreage could decline in the future.

Factors affecting the cost and availability of credit could adversely affect our business.
Our business and operating results can be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in our credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. Potential disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. We require continued access to capital and a significant increase in the cost of, or reduction in the availability of, credit could materially and adversely affect our ability to achieve our planned growth and operating results.
The final impact of the Tax Act on us could be different from our current estimates and could have an adverse effect on our tax obligations and effective tax rate, which may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act significantly impacts our 2017 effective tax rate and makes broad and complex changes to the U.S. corporate income tax code. Among other changes, the Tax Act: (i) reduces the U.S. federal corporate income tax rate from 35% to 21%; (ii) repeals the corporate alternative minimum tax and provides for a refund of previously accrued alternative minimum tax credits; (iii) modifies the provisions relating to the limitations on deductions for executive compensation of publicly traded corporations; (iv) enacts new limitations regarding the deductibility of interest expense; and (v) imposes new limitations on the utilization of net operating losses arising in taxable years beginning after December 31, 2017.
The Tax Act is complex and far-reaching, and we cannot predict with certainty the resulting impact its enactment will have on us. The net benefits of the Tax Act, as recorded as provisional amounts as of December 31, 2017, represent our best estimate using information available to us as of February 28, 2018. We are still evaluating, among other things, the application of limitations for executive compensation related to contracts existing prior to November 2, 2017, and provisions in the Tax Act addressing the deductibility of interest expense after January 1, 2018. Furthermore, the Tax Act is subject to interpretation. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Act. In the future, the Treasury Department and the Internal Revenue Service are expected to release regulations relating to and interpretive guidance of the legislation contained in the Tax Act.
We will refine our estimates to incorporate new or better information as it becomes available through the filing date of our 2017 U.S. income tax returns in the fourth quarter of 2018. The ultimate impact of the Tax Act may differ from our estimates based on our actual results in 2018, our further analysis of the new law, and additional regulatory guidance that may be issued. Because we are in the process of fully quantifying the impact of the Tax Act on us, we expect to record any adjustments in 2018 in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 118. These adjustments could be material and could have an adverse effect on our business, results of operations, financial condition and cash flow. The final impact of the Tax Act on our business, operations, and financial statements cannot be predicted at this time, and we make no assurances in this regard. See Note 10—Income Taxes to our consolidated financial statements included elsewhere in this Annual Report.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2017, we had approximately $229.1 million of U.S. federal net operating loss carryforwards (“NOLs”), which begin to expire in 2034. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, subject to certain adjustments. Any unused annual limitation may be carried over to later years. We cannot assure you that we will not undergo an ownership change in 2018. However, even if we did have an ownership change in 2018, we do not believe that the resulting Section 382 annual limitation would prevent our utilization of our NOLs prior to their expiration. Future ownership changes or future regulatory changes could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.

Our use of seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.
Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies and we could incur losses as a result of such expenditures. As a result, our drilling activities may not be successful or economical.
Derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity prices, interest rates and other risks associated with our business.
The Dodd-Frank Act, among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The CFTC has finalized certain of its regulations under the Dodd-Frank Act, but others remain to be finalized or implemented. It is not possible at this time to predict when this will be accomplished or what the terms of the final rules will be, so the impact of those rules is uncertain at this time.
The CFTC has designated certain types of swaps (thus far, only certain interest rate swaps and credit default swaps) for mandatory clearing and exchange trading, and may designate other types of swaps for mandatory clearing and exchange trading in the future. To the extent we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply or to take steps to qualify for an exemption to such requirements. Although we are availing ourselves of the end-user exception to the mandatory clearing and exchange trading requirements for swaps designed to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, or if the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions or execute them on a derivatives contract market or swap executive facility.
In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception from margin requirements for swaps to other market participants, such as swap dealers, these rules may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, we could be required to post initial or variation margin, which would impact liquidity and reduce our cash. This would in turn reduce our ability to execute hedges to reduce risk and protect cash flows.
The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing commodity price contracts. If we reduce our use of commodity price contracts as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and make cash distributions to our unitholders. Further, to the extent our revenues are unhedged, they could be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices.
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
As an oil and natural gas producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, data, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could lead to financial losses from remedial actions, loss of business or potential liability.
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
Holders of our Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. As of December 31, 2017, our executive officers held approximately 13.0% of our outstanding common stock. The existence of this significant management ownership position may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.
So long as the members of our management team continue to control a significant percentage of the voting power of our common stock, they will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of our management team may differ or conflict with the interests of our other stockholders.
We have engaged in transactions with our affiliates and expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our stockholders’ best interests.
We have engaged in transactions and expect to continue to engage in transactions with affiliated companies, as described under the caption “Item 13. Certain Relationships and Related Transactions and Director Independence.”
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
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and our amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	limitations on the removal of directors;

•	limitations on the ability of our stockholders to call special meetings;

•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our amended and restated bylaws; and

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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
We do not intend to pay dividends on our Class A Common Stock or Class B Common Stock in the near future, and our Revolving Credit Agreement and the indentures governing our senior unsecured notes place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.
We have never declared or paid any dividends to holders of our Class A Common Stock or Class B Common Stock. We currently intend to retain all available funds, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. Additionally, our Revolving Credit Agreement and the indentures governing our senior unsecured notes place certain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your Class A Common Stock at a price greater than you paid for it. There is no guarantee that the price of our Class A Common Stock that will prevail in the market will ever exceed the price at which you purchased your shares of Class A Common Stock.
Future sales of our Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
We may sell additional shares of Class A Common Stock or securities convertible into shares of our Class A Common Stock in subsequent offerings. We cannot predict the size of future issuances of our Class A Common Stock or securities convertible into Class A Common Stock or the effect, if any, that such future issuances will have on the market price of our Class A Common Stock. Sales of substantial amounts of our Class A Common Stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A Common Stock.

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
On June 5, 2015, we filed an automatically effective registration statement with the SEC on Form S-3 providing for (i) the continued registration of 14,885,797 shares of our Class A Common Stock listed on the Form S-1 we filed with the SEC on March 11, 2015, which are available for resale immediately in the public market without restriction, and (ii) the registration of an additional 53,112,831 shares of our Class A Common Stock and certain other of our securities.
On May 3, 2017, we filed an automatically effective registration statement with the SEC on Form S-3 providing for the registration of 39,848,518 shares of our Class A Common Stock that may be issued from time to time to certain members of Parsley LLC upon the exchange of such members’ PE Units, together with an equal number of shares of our Class B Common Stock, which will be available for resale in the public market without restriction.
We are required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.
The PE Unit Holders generally have the right to exchange their PE Units (and a corresponding number of shares of Class B Common Stock) for shares of our Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications), or, if either we or Parsley LLC so elects, cash.
We have entered into the TRA with Parsley LLC and the TRA Holders. The TRA generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO as a result of certain increases in tax basis and certain benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of these cash savings. Payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.
The term of the TRA commenced upon the completion of our IPO and will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), and we make the termination payment specified in the TRA.
Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise. For purposes of the TRA, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA. The amount and timing of any payments under the TRA are dependent upon significant future events and assumptions, including the timing of the exchanges of PE Units, the price of Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable, the amount of the exchanging TRA Holder’s tax basis in its PE Units at the time of the relevant exchange, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the TRA constituting imputed interest or giving rise to depletable, depreciable or amortizable basis.
The payment obligations under the TRA are our obligations and not obligations of Parsley LLC, and we expect that the payments we will be required to make under the TRA could be substantial. We are a holding company with no independent means of generating revenue. Therefore, to the extent Parsley LLC has available cash, we intend to cause Parsley LLC to make distributions to the PE Unit Holders, including us, in an amount sufficient to cover all such obligations. The ability of Parsley LLC and its subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Delaware law (or other applicable instruments issued by Parsley LLC or its subsidiaries). To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid. The payments under the TRA are not conditioned upon a holder of rights under the TRA having a continued ownership interest in us.

In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.
If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations) or the TRA terminates early (at our election or due to a material breach of the TRA), we would be required to make a substantial, immediate lump-sum payment equal to the present value of hypothetical future payments that could be required to be paid under the TRA (determined by applying a discount rate equal to the long-term Treasury rate in effect on the applicable date plus 300 basis points). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events as set forth in the TRA, including that we have sufficient taxable income to fully utilize such benefits and that any PE Units that the TRA Holders or their permitted transferees own on the termination date are deemed to be exchanged on the termination date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates.
In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. For example, if the TRA were terminated at December 31, 2017, the estimated termination payment would be approximately $157.8 million (calculated using a discount rate equal to the long-term Treasury rate in effect on the applicable date, plus 300 basis points, applied against an undiscounted liability of $312.8 million). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the TRA.
In the event that our payment obligations under the TRA are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our Class A Common Stock could be substantially reduced.
If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations), we would be obligated to make a substantial, immediate lump-sum payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of our Class A Common Stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the TRA will not be conditioned upon the TRA Holders’ having a continued interest in us or Parsley LLC. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock.
We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are subsequently disallowed.
Payments under the TRA will be based on the tax reporting positions that we will determine. The TRA Holders will not reimburse us for any payments previously made under the TRA if any tax benefits that have given rise to payments under the TRA are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against payments that would otherwise be made, if any, to such holder after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any and may not be able to recoup those payments, which could adversely affect our liquidity.
In certain circumstances, Parsley LLC will be required to make tax distributions to the PE Unit Holders, including us, and such tax distributions may be substantial. To the extent we receive tax distributions in excess of our tax liabilities and obligations to make payments under the TRA and do not distribute such cash balances as dividends on our Class A Common Stock, the holders of the Exchange Right would benefit from such accumulated cash balances if they exercise their Exchange Right.
Parsley LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, any taxable income is allocated to the PE Unit Holders, including us. Pursuant to the Parsley LLC Agreement, Parsley LLC will generally make pro rata cash distributions, or tax distributions, to the PE Unit Holders, including us, calculated using an assumed tax rate, to allow each of the PE Unit Holders to pay its respective taxes on such holder’s allocable share of any taxable income of Parsley LLC. Under applicable tax rules, Parsley LLC is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are determined based on the PE Unit Holder who is allocated the largest amount of taxable income on a per unit basis and on an assumed tax rate that is the highest possible rate applicable to any PE Unit Holder, but are made pro rata based on ownership, Parsley LLC may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that Parsley LLC would have paid if it were taxed on its net income at the assumed rate. The pro rata distribution amounts may also be increased to the extent necessary, if any, to ensure that the amount distributed to Parsley Inc. is sufficient to enable Parsley Inc. to pay any amounts payable under the TRA.
Funds used by Parsley LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions Parsley LLC will be required to make may be substantial, and may exceed (as a percentage of Parsley LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments may significantly exceed the actual tax liability for many of the PE Unit Holders, including us.
As a result of potential differences in the amount of net taxable income allocable to us and to the other PE Unit Holders, as well as the use of an assumed tax rate in calculating Parsley LLC’s tax distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. If we do not distribute such cash balances as dividends on our Class A Common Stock and instead, for example, hold such cash balances or lend them to Parsley LLC, the holders of the Exchange Right would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A Common Stock following an exchange of their Parsley LLC Units pursuant to the Exchange Right or their receipt of an equivalent amount of cash.
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
We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue our management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm issue an attestation report on such internal control. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our auditors identify and report material weaknesses in our internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A Common Stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our properties are located in the West Texas portion of the Permian Basin. As of December 31, 2017, our acreage position consisted of 351,857 gross (219,747 net) acres, approximately 72% of which is held by production. As of December 31, 2017, we had interests in 372 gross (282.6 net) producing horizontal wells, of which we operate 80%, and interests in 1,532 gross (749.0 net) producing vertical wells, of which we also operate 70% .
The Permian Basin extends through multiple counties in Southeast New Mexico and West Texas and covers an area some 250 miles wide and 300 miles long. It is comprised of three main sub-areas, the Delaware Basin, the Central Basin Platform and the Midland Basin. Historically, conventional reservoirs have been targeted and successfully produced in all three sub-areas. Over the past 30 years, there has been an increase in multi-stage fracturing treatments targeting and commingling production from multiple tight, stacked pay, unconventional target zones. With the advent of horizontal drilling and the application of multi-stage fracture treatments within one horizontal wellbore, activity has significantly increased, with operators generally targeting one zone at a time.
Core Area Descriptions
We group our assets by area based on similar geologic, economic and technical requirements. We split our assets into two areas, the Midland Basin and the Delaware Basin.
Midland Basin
Throughout the middle and late Pennsylvanian period, the Midland Basin was a very shallow and generally poorly defined area dominated by marine shale and limestone deposition. Organic content of the marine shale increased as the basin slowly subsided. Tectonic uplift of the Central Basin Platform and the coincident emergence of the Eastern Shelf during the early Permian period brought greater definition to the Midland Basin as a distinct physiographic feature. Slow subsidence and basin filling with organic shale and limestone continued to dominate deposition. During the middle Permian period, more emergent surrounding shelf areas to the northwest and south-southwest contributed thick volumes of clastic sand that molded with the shale and limestone and formed the widespread Spraberry target zone throughout the Permian Basin. In the later Permian period, there was basin-wide infilling and subsequent burial with massive evaporate deposition.
The Midland Basin has historically been characterized by production from its most prolific field, the Spraberry Trend Area. The Spraberry Trend Area has been heavily drilled since the discovery of the Seaboard No. 2-D Lee well in Dawson County, Texas in 1949. The zone stretches over 150 miles north to south and over 75 miles east to west. Additionally, activity targeting the deeper Wolfcamp zone increased dramatically after Henry Petroleum started drilling fully through the Wolfcamp zone in the early 2000s. In the late 2000s and early 2010s, many operators, including us, had success commingling still deeper production from the Upper Pennsylvanian (Cline), Strawn and Atoka zones. Concurrently, operators started testing zones singularly with horizontal wells and multi-stage treatments. To date, operators have drilled horizontal wells in multiple zones within the Midland Basin.
As of December 31, 2017, we held 301,160 gross (174,392 net) acres in our Midland Basin area. Approximately 73% of our acreage in this area is held by production. We had interests in 319 gross (241.0 net) producing horizontal wells in the Midland Basin as of December 31, 2017, and we operated 78% of the horizontal wells in the Midland Basin in which we had an interest. We also had interests in 1,444 gross (731.5 net) producing vertical wells.

Since commencing our horizontal program in 2013, through December 31, 2017 we have drilled and completed 231 gross (216.1 net) horizontal wells in the Midland Basin. The table below summarizes the horizontal and vertical productive development wells drilled and completed in the Midland Basin in the periods indicated:

	Year ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Horizontal	95	89.1	70	67.8	46	43.5
Vertical	2	2.0	4	3.9	13	12.9
Total (1)(2)	97	91.1	74	71.7	59	56.4

(1)
Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells for which there is no production history.

(2)	During the periods presented, we have not drilled any dry development wells, productive exploratory wells or dry exploratory wells.
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
As of December 31, 2017, we held 50,697 gross (45,355 net) acres in our Delaware Basin area. Approximately 63% of our acreage in this area is held by production; however, we hold mineral interests in a significant portion of our Delaware Basin leasehold acreage, which ensures our ability to continue producing from this area. As of December 31, 2017, we had interests in 53 gross (41.6 net) producing horizontal wells in the Delaware Basin, of which we operate 87%. We also have interest in 88 gross (17.5 net) producing vertical wells.
Since commencing our horizontal program in 2013 through December 31, 2017, we have drilled and completed 37 gross (35.6 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal and vertical wells drilled and completed in the Delaware Basin in the periods indicated:

	Year ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Horizontal	31	29.8	5	4.8	1	1.0
Vertical	—	—	—	—	1	1.0
Total (1)(2)	31	29.8	5	4.8	2	2.0

(1)
Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells for which there is no production history.

(2)	During the periods presented, we have not drilled any dry development wells, productive exploratory wells or dry exploratory wells.
Production Status
For the year ended December 31, 2017, our average daily net sales from our wells on our Midland Basin acreage was 59,291 Boe/d, of which 65% was from oil, 16% was from natural gas and 19% was from NGLs. Over the same period, our average daily net sales from our wells on our Delaware Basin acreage was 8,632 Boe/d, of which 73% was from oil, 13% was from natural gas and 14% was from NGLs.

Operational Facilities
Our land-based oil and natural gas processing facilities are typical of those found in the Permian Basin. Our facilities located at well locations or centralized lease locations include storage tank batteries, oil/natural gas/water separation equipment, and pumping units. In addition, throughout our acreage, we own and operate facilities with significant water sourcing, transfer, and disposal capacity.
Recent Activity
During the year ended December 31, 2017, we spud 112 gross (108.5 net) horizontal wells and seven gross (6.9 net) vertical wells on our Midland Basin acreage. We also spud 43 gross (41.4 net) horizontal wells on our Delaware Basin acreage.
During the year ended December 31, 2017, we incurred costs of approximately $714.5 million and $8.0 million for horizontal drilling and completions and vertical drilling and completions, respectively, on our Midland Basin acreage. We incurred costs of approximately $325.8 million and $1.3 million for horizontal drilling and completions and vertical recompletions, respectively, on our Delaware Basin acreage. We also incurred costs of approximately $157.8 million associated with facilities and infrastructure.
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
Production, Price and Cost Data
The following table sets forth information regarding our production of oil, natural gas and NGLs and certain price and cost information, for the periods indicated:

	Year ended December 31,
	2017	2016	2015
Average daily production volume:
Oil (Bbls/d)	44,904	25,596	13,170
Natural gas (Mcf/d)	63,907	36,784	28,326
Natural gas liquids (Bbls/d)	12,362	6,530	4,110
Total (Boe/d)	67,923	38,257	22,003

Average realized prices:
Oil, without realized derivatives (per Bbls)	$48.95	$41.34	$44.89
Oil, with realized derivatives (per Bbls)	47.68	47.56	56.60
Natural gas, without realized derivatives (per Mcf)	2.43	2.30	2.57
Natural gas, with realized derivatives (per Mcf)	2.40	2.30	2.72
Natural gas liquids (per Bbls)	22.87	16.01	15.79
Average price per Boe, without realized derivatives	38.80	32.60	33.13
Average price per Boe, with realized derivatives	37.94	36.76	40.33

Average production costs (per Boe):
Lease operating expenses	$4.12	$4.23	$7.83
Production and ad valorem taxes:
Production	$1.98	$1.64	$1.71
Ad valorem	0.43	0.35	0.51
Total	$2.41	$1.99	$2.22
Depreciation, depletion and amortization	$14.21	$16.70	$22.20

Evaluation and Review of Proved Reserves
Estimates of our proved reserves as of December 31, 2017 and 2016 were based on evaluations prepared by our internal staff of petroleum engineers and audited by NSAI, with respect to our major properties. We have no oil and natural gas reserves from non-traditional sources. Additionally, we do not provide optional disclosure of probable or possible reserves. Our historical proved reserve estimates as of December 31, 2015 were prepared based on reports by NSAI. NSAI does not own an interest in any of our properties, nor is it employed by us on a contingent basis.

Reserve estimation procedures. We maintain an internal staff of petroleum engineers and geoscience professionals (the “Reserves Group”) to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. We have established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimates in accordance with SEC requirements. These controls include oversight of the reserves estimation reporting process by our Senior Vice President—Development Operations who reports directly to our President and Chief Operating Officer as well as annual external audits of our proved reserves by NSAI.
The reserve estimates are summarized in reserve reconciliations that quantify reserve changes since the previous year end as revisions of previous estimates, purchases of minerals-in-place, improved recovery, extensions and discoveries, production and sales of minerals-in-place. All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for engineering and financial appropriateness and compliance with SEC and GAAP standards by the Reserves Group, in consultation with our accounting and financial management personnel. Annually, our President and Chief Operating Officer reviews the reserve estimates and any differences with the reserve auditors on a consolidated basis before these estimates are approved.
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
Proved reserves audits. The proved reserve audits performed by NSAI for the year ended December 31, 2017, in the aggregate, represented 100% of our year-end 2017 proved reserves; and 100% of our year-end 2017 associated pre-tax present value of proved reserves discounted at ten percent.
NSAI follows the general principles set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information” promulgated by the Society of Petroleum Engineers (the “SPE”). A reserve audit as defined by the SPE is not the same as a financial audit. The SPE’s definition of a reserve audit includes the following concepts:

•
A reserve audit is an examination of reserve information that is conducted for the purpose of expressing an opinion as to whether such reserve information, in the aggregate, is reasonable and has been presented in conformity with the 2007 SPE publication entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information.”

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

•
The methods and procedures used by a company and the reserve information furnished by a company must be reviewed in sufficient detail to permit the reserve auditor, in its professional judgment, to express an opinion as to the reasonableness of the reserve information. The auditing procedures require the reserve auditor to prepare their own estimates of reserve information for the audited properties.

In conjunction with the audit of our proved reserves and associated pre-tax present value discounted at 10%, the Reserves Group provided to NSAI its external and internal engineering and geoscience technical data and analyses. NSAI accepted without independent verification the accuracy and completeness of the historical information and data furnished by us with respect to ownership interest, oil and natural gas production, well test data, commodity prices, operating and development costs, and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its evaluations something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data.
In the course of its evaluations, NSAI prepared, for all of the audited properties, its own estimates of our proved reserves and the pre-tax present values of such reserves discounted at 10%. NSAI reviewed its audit differences with us, and, as necessary, held meetings with us to review additional reserves work performed by our technical teams and any updated performance data related to the proved reserve differences. Such data was incorporated, as appropriate, by both parties into the proved reserve estimates. NSAI’s estimates, including any adjustments resulting from additional data, of those proved reserves and the pre-tax present value of such reserves discounted at 10% did not differ from our estimates by more than 10% in the aggregate. However, when compared on a lease-by-lease basis, some of our estimates were greater than those of the reserve auditors and some were less than the estimates of the reserve auditors. When such differences do not exceed 10% in the aggregate and NSAI is satisfied that the proved reserves and pre-tax present values of such reserves discounted at 10% are reasonable and that its audit objectives have been met, NSAI will issue an unqualified audit opinion. Any remaining differences are not resolved due to the limited cost benefit of continuing such analyses. At the conclusion of the audit process, it was NSAI’s opinion, as set forth in its audit letter, which is included as an exhibit to this Annual Report, that our estimates of our proved oil and natural gas reserves and associated pre-tax present values discounted at 10% are, in the aggregate, reasonable and have been prepared in accordance with the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the SPE.
Qualifications of proved reserves preparers and auditors. The Reserves Group is staffed by petroleum and geoscience professionals with extensive industry experience and the process is managed by our Senior Vice President—Development Operations, the technical person primarily responsible for overseeing the preparation of all of our reserve estimates. The qualifications of our Senior Vice President—Development Operations include over 32 years of reservoir and operations experience. He holds a Bachelor of Science in Petroleum Engineering and a graduate certificate in finance. He is also a member of multiple professional industry organizations. Our Senior Vice President—Development Operations reports directly to our President and Chief Operating Officer, whose qualifications include over 12 years of reservoir and operations experience. He graduated with a Bachelor of Science in Petroleum Engineering and is a member of various professional industry organizations. Our Reserves Group has an average of approximately 14 years of industry experience per person.
As described above, following the preparation of our reserves estimates, these estimates are audited for their reasonableness by NSAI. NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for auditing our reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1998 and has over 36 years of practical experience in petroleum engineering and meets or exceeds the education, training and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the board of directors of the SPE.
Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2017 and 2016 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

To audit our estimates of economically recoverable proved reserves and related future net cash flows, NSAI considered many factors and assumptions, including the use of reservoir parameters derived from geological and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates. The current pricing environment could impact future economics.
Under SEC rules, reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the target zone being evaluated or in an analogous target zone. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves have been demonstrated to yield results with consistency and repeatability and include production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core analyses, historical well cost and operating expense data.
The following table sets forth the combined production volumes and reserves by area (in MBoe):

	Year Ended
	December 31, 2017	December 31, 2017
	Production Volumes	Proved Developed Reserves	Proved Reserves
Midland Basin	21,641	185,395	366,169
Delaware Basin	3,151	24,004	50,278
Total	24,792	209,399	416,447
Summary of Oil, Natural Gas and NGLs Reserves. The following table presents our estimated net proved oil, natural gas and NGLs reserves as of the periods indicated:

	December 31,
	2017	2016	2015
Proved developed reserves:
Oil (MBbls)	119,591	61,133	27,628
Natural gas (MMcf)	240,337	123,946	77,612
Natural gas liquids (MBbls)	49,751	24,306	10,890
Combined (MBoe)	209,399	106,097	51,453
Proved undeveloped reserves:
Oil (MBbls)	128,940	75,403	46,249
Natural gas (MMcf)	211,366	99,659	79,563
Natural gas liquids (MBbls)	42,881	24,237	12,848
Combined (MBoe)	207,048	116,250	72,358
Proved reserves:
Oil (MBbls)	248,531	136,536	73,877
Natural gas (MMcf)	451,703	223,605	157,175
Natural gas liquids (MBbls)	92,632	48,543	23,738
Combined (MBoe)	416,447	222,347	123,811
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

Proved Reserves
As of December 31, 2017, our proved reserves were composed of 248,531 MBbls of oil, 451,703 MMcf of natural gas and 92,632 MBbls of NGLs, for a total of 416,447 MBoe.
The following table summarizes the changes in our proved reserves during the year ended December 31, 2017 (in MBoe):

Balance, December 31, 2016	222,347
Purchases of reserves in place	55,814
Divestures of reserves in place	(6,467)
Extensions and discoveries	160,340
Revisions of previous estimates	9,205
Production	(24,792)
Balance, December 31, 2017	416,447
Changes in our proved reserves during the year ended December 31, 2017 primarily resulted from the following significant factors:
Purchases of reserves. During the year ended December 31, 2017, we added 55,814 MBoe of proved reserves, primarily as a result of the acquisition of incremental working interests in properties and undeveloped acreage in both the Midland and Delaware Basins. For the year ended December 31, 2017, we acquired 53,105 MBoe of proved reserves in the Midland Basin and 2,709 MBoe of proved reserves in the Delaware Basin.
Divestiture of reserves. During the year ended December 31, 2017, we divested 6,467 MBoe of proved reserves, which includes 5,936 MBoe of proved reserves in the Midland Basin and 531 MBoe of proved reserves in the Delaware Basin.
Extensions and discoveries. Extensions and discoveries of 160,340 MBoe during the year ended December 31, 2017 resulted primarily from our successful horizontal drilling program in the Midland Basin and Delaware Basin.
Revisions of previous estimates. During the year ended December 31, 2017, we experienced total positive revisions of previous estimates of 9,205 MBoe. The main driver of this adjustment was related to positive revisions due to better than expected performance from our wells for a total of 8,134 MBoe. Additionally, positive revisions of 2,752 MBoe and 3,044 MBoe were recorded due to increases in oil prices and production, respectively, when compared to the year ended December 31, 2016. This was offset by the reclassification of certain PUD reserves to unproved reserves, which accounted for a 4,725 MBoe downward revision to previous estimates related to the removal of reserves for locations determined to be outside of our five-year capital expenditure plan.
Production. During the year ended December 31, 2017, our production volumes were 24,792 MBoe resulting in a corresponding decrease in our proved reserves.
As of December 31, 2017, 2,178 MBoe, or less than 1% of our total proved reserves, were classified as proved developed non-producing.
Proved Undeveloped Reserves (PUDs)
As of December 31, 2017, our proved undeveloped reserves were composed of 128,940 MBbls of oil, 211,366 MMcf of natural gas and 42,881 MBbls of NGLs, for a total of 207,048 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes the changes in our PUDs during the year ended December 31, 2017 (in MBoe):

Balance, December 31, 2016	116,250
Purchases of reserves	23,441
Divestiture of reserves	(5,228)
Extensions and discoveries	86,094
Revisions of previous estimates	(6,371)
Transfers to proved developed	(7,138)
Balance, December 31, 2017	207,048
Changes in our PUDs during the year ended December 31, 2017 primarily resulted from the following significant factors:
Purchases of reserves. During the year ended December 31, 2017, we added 23,441 MBoe of PUDs, primarily as a result of the acquisition of undeveloped acreage in the Midland Basin.
Divestiture of reserves. During the year ended December 31, 2017, we divested 5,228 MBoe of PUDs, which includes 4,697 MBoe of proved reserves in the Midland Basin and 531 MBoe of proved reserves in the Delaware Basin.
Extensions and discoveries. Extensions and discoveries of 86,094 MBoe during the year ended December 31, 2017 resulted primarily from the drilling of new wells during the year and from new proved undeveloped locations added during the year.
Revisions of previous estimates. During the year ended December 31, 2017, we experienced total negative revisions to previous PUD reserve estimates of 6,371 MBoe. The main driver of this adjustment was the reclassification of certain PUD reserves to unproved reserves, which accounted for a 4,725 MBoe downward revision to previous estimates associated with the removal of reserves for locations determined to be outside of our five-year capital expenditure plan. We also experienced negative revisions of 679 MBoe related to production and pricing and negative revisions of 967 MBoe associated with changes to our type curves, shrinkage and yield, lease operating expenses and capital expenditures.
Transfers to proved developed. During the year ended December 31, 2017, we transferred 7,138 MBoe of PUDs to proved developed, all of which were transferred to proved developed producing reserves.
At the end of each year, we schedule a five-year capital expenditure plan based on our best available data and financial feasibility at the time the plan is developed. Our capital expenditure plan includes only PUD reserves that we are reasonably certain will be drilled within five years of booking based upon management's evaluation of a number of qualitative and quantitative factors, including: estimated risk-based returns; estimated well density; commodity prices and cost forecasts; recent drilling, recompletion or re-stimulation results and well performance; anticipated availability of services, equipment, supplies and personnel; seasonal weather; and changes in drilling and completion techniques and technology. Our PUD reserves do not include reserves associated with non-operated properties. This process is intended to ensure that PUD reserves are only booked for locations where a final investment decision has been made by us. Our five-year development plan generally does not contemplate a uniform conversion of PUD reserves in all of its producing areas. Our board of directors annually reviews our expenditure plan and approves the capital budget for the first year of the development plan.
We review and revise the capital expenditure plan throughout the year and modify the plan after evaluating a number of factors, including: operational results; current and expected future commodity prices; estimated risk-based returns; cost and availability of services, equipment and resources; acquisition and divestiture activity; and our current and projected financial condition and liquidity. If there are changes that result in certain PUD reserves no longer being scheduled for development within five years from the date of initial booking, we reclassify those PUD reserves to non-proved reserve categories. In addition, PUD locations and reserves may be removed from the development plan ahead of their five-year life expiration as a result of the changes in our development plan related to the factors enumerated above.
Costs incurred relating to the development of locations that were classified as PUDs at December 31, 2016 were approximately $65.1 million during the year ended December 31, 2017. Additionally, during 2017, we spent approximately $770.0 million drilling and completing other in-field wells which were not classified as proved as of December 31, 2016. Estimated future development costs relating to the development of PUDs at December 31, 2017 were projected to be approximately $313.2 million in 2018, $472.8 million in 2019, $498.9 million in 2020, $441.9 million in 2021 and $402.1 million in future periods. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years. As of December 31, 2017, all of our PUD drilling locations were scheduled to be drilled within five years of their initial booking.
Additional information regarding our proved reserves can be found in the notes to our consolidated financial statements included elsewhere in this Annual Report and the audit letter relating to the proved reserve report as of December 31, 2017, which is included as an exhibit to this Annual Report.
Developed and Undeveloped Acreage
The following tables set forth information as of December 31, 2017 relating to our leasehold acreage.

	Developed Acreage (1)		Undeveloped Acreage (2)		Total Acreage
	Gross (3)	Net (4)	Gross (3)	Net (4)	Gross (3)	Net (4)
Midland Basin	220,989	124,958	80,171	49,434	301,160	174,392
Delaware Basin	31,820	29,733	18,877	15,622	50,697	45,355
Total	252,809	154,691	99,048	65,056	351,857	219,747

(1)	Developed acreage is acreage spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the applicable lease.
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

In addition to the leasehold acreage described above, as of December 31, 2017, we held mineral rights in 33,221 acres, with an average royalty interest of 21%. These mineral rights and associated royalty interests boost net revenue interest in our applicable properties.
Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. Most of the leases governing our acreage have continuous development clauses that permit us to continue to hold the acreage under such leases after the expiration of the primary term if we initiate additional development within 60 to 180 days of the expiration date, without the requirement of a lease extension payment. Thereafter, generally the leases are held with additional development every 60 to 180 days until the entire lease is held by production. The following table sets forth the gross and net undeveloped acreage, as of December 31, 2017, that will expire over the next four years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates. There are currently no expirations for the year ended December 31, 2022.

	2018		2019		2020		2021
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	36,198	18,852	25,613	9,253	10,827	5,156	3,364	2,029
Delaware Basin	2,208	1,506	11,094	7,224	399	194	640	480
Total	38,406	20,358	36,707	16,477	11,226	5,350	4,004	2,509

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

	Year ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Horizontal:
Development Wells:
Productive (1)	126	119	75	73	46	43
Dry holes	—	—	—	—	—	—

Exploratory Wells:
Productive (1)	—	—	—	—	1	1
Dry holes	—	—	—	—	—	—

Vertical:
Development Wells:
Productive (1)	2	2	4	4	13	13
Dry holes	—	—	—	—	—	—

Exploratory Wells:
Productive (1)	—	—	—	—	1	1
Dry holes	—	—	—	—	—	—

Total:
Productive (1)	128	121	79	77	61	58
Dry holes	—	—	—	—	—	—
	128	121	79	77	61	58

(1)
Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells for which there is no production history.

As of December 31, 2017, in the Midland Basin, we had nine gross (8.8 net) horizontal wells in the process of being drilled, ten (9.8 net) horizontal wells awaiting hydraulic fracturing procedures and eight gross (8.0 net) horizontal wells in the process of being completed that are not reflected in the above table. In the Delaware Basin, we had four gross (4.0 net) horizontal wells in the process of being drilled, eight gross (7.7 net) horizontal wells awaiting hydraulic fracturing procedures and six gross (5.3 net) horizontal wells in the process of being completed that are not reflected in the above table.
Title to Properties
As is customary in the oil and natural gas industry, when we acquire leasehold acreage, we conduct title due diligence on the subject properties but may not have title opinions covering the properties prior to entering into a purchase and sale agreement. At the time we determine to conduct drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects prior to commencing drilling operations. To the extent title opinions or other investigations completed after the closing of an acquisition reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry.

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
Facilities
As of December 31, 2017, we leased corporate office space in Austin, Texas at 303 Colorado Street, where our corporate headquarters is located, and at certain other locations in downtown Austin. We also leased corporate office space in Midland, Texas and owned field operation facilities in Midland and Fort Stockton, Texas. We believe that our facilities are adequate for our current operations.
During the fourth quarter of 2017, we entered into a lease agreement with an affiliate of Cousins Properties to design and develop an office building at 300 Colorado Street, Austin, Texas. Upon its completion, we expect to move our corporate headquarters to this location.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock began trading on the NYSE under the symbol “PE” on May 29, 2014. Prior to that, there was no public market for our Class A Common Stock. The following table sets forth high and low sales prices of our Class A Common Stock for the periods indicated:

	2017		2016
	Price Range		Price Range
	High	Low	High	Low
Fourth Quarter	$30.61	$23.20	$39.82	$31.74
Third Quarter	$30.38	$22.98	$35.00	$26.40
Second Quarter	$33.07	$25.17	$28.01	$21.23
First Quarter	$37.72	$28.73	$23.00	$14.51
On February 23, 2018, the closing sales price of our Class A Common Stock as reported by the NYSE was $26.21 per share and we had approximately 37 holders of record of our Class A Common Stock. This number does not include owners for whom shares of our Class A Common Stock may be held in “street” name.
There is no public market for our Class B Common Stock. On February 23, 2018, we had 72 holders of record of our Class B Common Stock.
Dividends
We have never declared or paid any dividends to holders of our Class A Common Stock or Class B Common Stock. We currently intend to retain all available funds, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, our debt agreements restrict our ability to pay cash dividends to holders of our Class A Common Stock or Class B Common Stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to our repurchases of shares of Class A Common Stock during the quarter ended December 31, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2017	—	$—	—	$—
November 2017	—	$—	—	$—
December 2017	1,793	$29.72	—	$—
Total	1,793	$29.72	—	$—

(1)	Consists of shares of Class A Common Stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.
Sales of Unregistered Equity Securities
We did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2017 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA
The following tables show selected historical financial data for the periods and as of the periods indicated. For the years ended December 31, 2017, 2016 and 2015, the financial statements are consolidated and for all prior years the financial statements are consolidated and combined. The following selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
REVENUES
Oil sales	$802,230	$387,303	$215,795	$232,554	$97,839
Natural gas sales	56,571	30,928	26,582	30,642	23,179
Natural gas liquids sales	103,193	38,273	23,680	38,561	—
Other	5,050	1,269	417	672	91
Total revenues	967,044	457,773	266,474	302,429	121,109
OPERATING EXPENSES
Lease operating expenses	102,169	59,293	62,913	38,071	16,572
Production and ad valorem taxes	59,641	27,916	17,800	18,941	7,081
Depreciation, depletion and amortization	352,247	233,766	178,281	94,297	28,152
General and administrative expenses	124,255	84,591	55,294	87,949	16,553
Exploration and abandonment costs	40,415	13,931	13,865	3,136	—
Impairment	—	—	950	—	—
Acquisition costs(1)	10,977	1,081	—	2,527	—
Accretion of asset retirement obligations	971	732	826	512	181
Rig termination costs	—	—	8,970	765	—
Other operating expenses	9,568	5,316	1,696	—	—
Total operating expenses	700,243	426,626	340,595	246,198	68,539
OPERATING INCOME (LOSS)	266,801	31,147	(74,121)	56,231	52,570
OTHER (EXPENSE) INCOME
Interest expense, net	(97,381)	(56,225)	(45,581)	(39,940)	(14,006)
(Loss) gain on sale of property	(14,332)	(119)	(34,374)	(2,097)	36
Prepayment premium on extinguishment of debt	(3,891)	(36,335)	—	(5,107)	—
Derivative (loss) gain	(66,135)	(50,835)	60,818	83,858	(9,800)
Change in TRA liability	35,847	7,351	—	—	—
Interest income	7,936	992	28	316	235
Other income (expense)	783	(2,317)	(3,556)	(71)	381
Total other (expense) income, net	(137,173)	(137,488)	(22,665)	36,959	(23,154)
INCOME (LOSS) BEFORE INCOME TAXES	129,628	(106,341)	(96,786)	93,190	29,416
INCOME TAX (EXPENSE) BENEFIT (2)	(5,708)	17,424	23,755	(36,468)	(1,906)
NET INCOME (LOSS)	123,920	(88,917)	(73,031)	56,722	27,510
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(17,146)	14,735	22,547	(33,293)	—
NET INCOME (LOSS) ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$106,774	$(74,182)	$(50,484)	$23,429	$27,510
Net income (loss) per common share:
Basic	$0.44	$(0.46)	$(0.45)	$0.65
Diluted	$0.42	$(0.46)	$(0.45)	$0.65
Weighted average common shares outstanding:
Basic	240,733	161,793	111,271	93,168
Diluted	296,512	161,793	111,271	93,271

(1)
On April 20, 2017, we completed the Double Eagle Acquisition (defined herein) for total consideration of approximately $2.6 billion, which is discussed further in Note 5—Acquisitions of Oil and Natural Gas Properties to our consolidated financial statements included elsewhere in this Annual Report.

(2)
Parsley Energy, Inc. is a subchapter C corporation (“C-Corp”) under the Internal Revenue Code of 1986, as amended and is subject to federal and State of Texas income taxes. Our predecessor was not subject to U.S. federal income taxes. As a result, the consolidated net income in our historical financial statements for periods prior to our May 29, 2014 IPO does not reflect the tax expense we would have incurred as a C-Corp during such periods.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit data)
Production
Oil (MBbls)	16,390	9,368	4,807	2,839	1,049
Natural gas (MMcf)	23,326	13,463	10,339	7,245	4,680
Natural gas liquids (MBbls) (1)	4,512	2,390	1,500	1,140	—
Combined (MBoe)	24,792	14,002	8,031	5,186	1,829
Average daily production volume:
Oil (Bbls/d)	44,904	25,596	13,170	7,778	2,874
Natural gas (Mcf/d)	63,907	36,784	28,326	19,849	12,822
Natural gas liquids (MBbls) (1)	12,362	6,530	4,110	3,123	—
Total (Boe/d)	67,923	38,257	22,003	14,207	5,011
Average realized prices:
Oil, without realized derivatives (per Bbls)	$48.95	$41.34	$44.89	$81.91	$93.28
Oil, with realized derivatives (per Bbls)	47.68	47.56	56.60	81.33	87.91
Natural gas, without realized derivatives (per Mcf)	2.43	2.30	2.57	4.23	4.95
Natural gas, with realized derivatives (per Mcf)	2.40	2.30	2.72	4.32	4.95
NGLs (per MBbls) (1)	22.87	16.01	15.79	33.83	—
Average price per Boe, without realized derivatives	38.80	32.60	33.13	58.19	66.17
Average price per Boe, with realized derivatives	37.94	36.76	40.33	58.00	63.09
Expense per Boe:
Lease operating expenses	$4.12	$4.23	$7.83	$7.34	$9.06
Production and ad valorem taxes	2.41	1.99	2.22	3.65	3.87
Depreciation, depletion and amortization	14.21	16.70	22.20	18.18	15.39
General and administrative expenses	5.01	6.04	6.89	16.96	9.05
Exploration and abandonment costs	1.63	0.99	1.73	0.60	—
Impairment	—	—	0.12	—	—
Acquisition costs	0.44	0.08	—	0.49	—
Accretion of asset retirement obligations	0.04	0.05	0.10	0.10	0.10
Rig termination costs	—	—	1.12	0.15	—
Other operating expenses	0.39	0.38	0.21	—	—
Total operating expenses per Boe	$28.25	$30.46	$42.42	$47.47	$37.47
Consolidated statements of cash flows data:
Net cash provided by (used in):
Operating activities	$694,040	$228,191	$172,290	$190,090	$53,235
Investing activities	(3,456,860)	(1,885,366)	(427,165)	(1,247,677)	(425,611)
Financing activities	3,183,630	1,447,470	547,409	1,088,744	378,096
Proved reserves:
Oil (MBbls)	248,531	136,536	73,877	47,617	29,507
Natural gas (MMcf)	451,703	223,605	157,175	123,645	77,818
NGLs (MBbls)	92,632	48,543	23,738	22,667	12,357
Combined (MBoe)	416,447	222,347	123,811	90,891	54,834
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$703,472	$133,379	$343,084	$50,550	$19,393
Total assets (2)	8,793,198	3,938,782	2,505,100	2,040,490	742,407
Long-term debt	2,179,525	1,041,324	546,832	666,257	429,822
Total equity	5,880,706	2,430,306	1,586,641	992,489	108,032

(1)	For the year ended December 31, 2013, NGLs production volumes and realized sales prices are included in the natural gas line item.
(2)
On April 20, 2017, we completed the Double Eagle Acquisition (defined herein) for total consideration of approximately $2.6 billion. which is discussed further in Note 5—Acquisitions of Oil and Natural Gas Properties to our consolidated financial statements included elsewhere in this Annual Report.

Non-GAAP Financial Measures
Adjusted EBITDAX
Adjusted EBITDAX is not a measure of net income as determined by GAAP. Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDAX as net income (loss) before depreciation, depletion and amortization (“DD&A”), exploration and abandonment costs, net interest expense, income tax expense (benefit), change in TRA liability, stock-based compensation, impairment, acquisition costs, asset retirement obligation accretion expense, rig termination costs, loss (gain) on sale of property, loss on early extinguishment of debt, inventory write down, loss (gain) on derivative instruments, net settlements on derivative instruments, and premium realization on options that settled during the period.
Management believes Adjusted EBITDAX is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measure of other companies. We believe that Adjusted EBITDAX is useful to investors as a widely followed measure of operating performance.
The following table presents a reconciliation of Adjusted EBITDAX to the GAAP financial measure of net income for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Adjusted EBITDAX reconciliation to net income (loss):
Net income (loss) attributable to Parsley Energy, Inc. stockholders’	$106,774	$(74,182)	$(50,484)	$23,429	$27,510
Net income (loss) attributable to noncontrolling interests	17,146	(14,735)	(22,547)	33,293	—
Depreciation, depletion and amortization	352,247	233,766	178,281	94,297	28,152
Exploration and abandonment costs	40,415	13,931	13,865	3,136	—
Interest expense, net	89,445	55,233	45,553	39,624	13,771
Income tax expense (benefit)	5,708	(17,424)	(23,755)	36,468	1,906
EBITDAX	611,735	196,589	140,913	230,247	71,339
Change in TRA liability	(35,847)	(7,351)	—	—	—
Stock-based compensation	19,619	12,871	8,133	53,297	1,233
Impairment	—	—	950	—	—
Acquisition costs	10,977	1,081	—	2,527	—
Accretion of asset retirement obligations	971	732	826	512	181
Rig termination costs	—	—	8,970	765	—
Loss (gain) on sale of property	14,332	119	34,374	2,097	(36)
Loss on early extinguishment of debt	3,891	36,335	—	5,107	—
Inventory write down	1,060	—	4,147	—	—
Loss (gain) on derivatives	66,135	50,835	(60,818)	(83,858)	9,800
Net settlements on derivative instruments	15,670	26,441	46,456	3,311	(198)
Premium realization on options that settled during the period	(37,103)	31,757	11,406	(6,928)	(5,434)
Adjusted EBITDAX	$671,440	$349,409	$195,357	$207,077	$76,885

PV-10
PV-10 is a non-GAAP financial measure and generally differs from the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net reserves. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such companies.
The following table provides a reconciliation of PV-10 to the GAAP financial measure of Standardized Measure as of December 31, 2017:

As of December 31, 2017
(in millions)
PV-10 of proved reserves	$3,918.0
Present value of future income tax discounted at 10%	(902.5)
Standardized Measure	$3,015.5

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
Overview
Parsley Energy, Inc. was formed in December 2013 to succeed our predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin from Joe Parsley, a co-founder of Parker and Parsley Petroleum Company.
We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil, natural gas and NGLs reserves in the Permian Basin. The Permian Basin is located in West Texas and Southeastern New Mexico and is comprised of three primary sub-areas: the Midland Basin, the Central Basin Platform and the Delaware Basin. These areas are characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are located in the Midland and Delaware Basins, where, given the associated returns, we focus predominantly on horizontal development drilling.
As a holding company and the sole managing member of Parsley LLC, (i) our sole material asset consists of 252,260,300 PE Units as of December 31, 2017, (ii) we are responsible for all operational, management and administrative decisions of Parsley LLC, and (iii) we consolidate the financial and operating results of Parsley LLC and its subsidiaries.
Our Properties
The following table sets forth information as of December 31, 2017 relating to our leasehold acreage:

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	220,989	124,958	80,171	49,434	301,160	174,392
Delaware Basin	31,820	29,733	18,877	15,622	50,697	45,355
Total	252,809	154,691	99,048	65,056	351,857	219,747
In addition to the leasehold acreage described above, as of December 31, 2017, we held mineral rights in 33,221 acres, with an average royalty interest of 21%. These mineral rights and associated royalty interests boost our net revenue interest in the applicable properties.
The majority of our identified horizontal drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin.
As of December 31, 2017, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	1,051	671.6	250	229.4	1,301	901.0
Delaware Basin	22	17.5	46	41.1	68	58.6
Total	1,073	689.1	296	270.5	1,369	959.6

As of December 31, 2017, we held an interest in 1,904 gross (1,031.7 net) wells, including wells that we did not operate. As of December 31, 2017, we owned an immaterial number of productive wells related to the production of natural gas.
Since commencing our horizontal drilling program in 2013 through December 31, 2017, we have drilled and completed 231 gross (216.1 net) horizontal wells in the Midland Basin and 37 gross (35.6 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal wells drilled and completed in the periods indicated:

	Year Ended December 31,
	2017		2016		2015
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	95	89.1	70	67.8	46	43.5
Delaware Basin	31	29.8	5	4.8	1	1.0
Total	126	118.9	75	72.6	47	44.5

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas and NGLs, including the effect of our commodity derivative contracts;

•	lease operating expenses;

•	capital expenditures;

•	completion activities; and

•	certain unit costs.
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
The following table presents the breakdown of our production revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Oil sales	83%	85%	81%
Natural gas sales	6%	7%	10%
Natural gas liquids sales	11%	8%	9%
Other revenues include fees charged by certain of our subsidiaries, Pacesetter Drilling, LLC (“Pacesetter”) and Parsley Minerals, LLC, to third parties for drilling services and surface use in the normal course of business. In addition, other revenues include saltwater disposal and gathering system income.

Production Volumes
The following table presents historical production volumes for our properties for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Oil (MBbls)	16,390	9,368	4,807
Natural gas (MMcf)	23,326	13,463	10,339
Natural gas liquids (MBbls)	4,512	2,390	1,500
Total (MBoe)	24,792	14,002	8,031
Average net production (Boe/d)	67,923	38,257	22,003
Production Volumes Directly Impact Our Results of Operations
As reservoir pressures decline, production from a given well or formation decreases. Growth in our future production and reserves will depend on our ability to continue to add proved reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through the development of our properties as well as through acquisitions. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel and successfully identify and consummate acquisitions. Please read “Item 1A. Risk Factors—Risks Related to the Oil and Natural Gas Industry and Our Business” for a discussion of these and other risks affecting our proved reserves and production.
Realized Prices on the Sale of Oil, Natural Gas and NGLs

Historically, oil, natural gas and NGLs prices have been extremely volatile, and we expect this volatility to continue. Because our production consists primarily of oil, our production revenues are more sensitive to fluctuations in the price of oil than they are to fluctuations in the price of natural gas or NGLs.
The following table provides the high and low prices for NYMEX WTI and NYMEX Henry Hub prompt month contract prices and our differentials to the average of those benchmark prices for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Oil
NYMEX WTI High	$60.42	$54.06	$61.43
NYMEX WTI Low	$42.53	$26.21	$34.73
Differential to Average NYMEX WTI	$(2.53)	$1.20	$(3.19)

Natural Gas
NYMEX Henry Hub High	$3.42	$3.93	$3.23
NYMEX Henry Hub Low	$2.56	$1.64	$1.76
Differential to Average NYMEX Henry Hub	$(0.56)	$(0.49)	$0.07

NGLs
NYMEX WTI High	$60.42	$54.06	$61.43
NYMEX WTI Low	$42.53	$26.21	$34.73
Differential to Average NYMEX WTI	$(28.61)	$(24.13)	$(32.29)
To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in commodity prices, we enter into derivative arrangements for a portion of our production, with an emphasis on our oil production. By removing a significant portion of price volatility associated with our oil production, we believe we will mitigate, but not eliminate, the potential negative effects of reductions in oil prices on our cash flow from operations for the relevant periods. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices and our commodity derivative contracts.

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production.
The volumes and terms of our derivative instruments as of December 31, 2017 were as follows:

Description and Production Period	VOLUME (MBbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)
Crude Oil Put Spreads(1):
Jan 2018 - Mar 2018	300	$42.50	$55.00
Jan 2018 - Mar 2018	300	$40.00	$52.50
Jan 2018 - Jun 2018	600	$37.50	$47.50
Jan 2018 - Jun 2018	1,200	$42.50	$52.50
Apr 2018 - Jun 2018	600	$45.00	$55.00
Jul 2018 - Dec 2018	6,000	$40.00	$50.00
Jul 2018 - Dec 2018	900	$37.50	$47.50
Oct 2018 - Dec 2018	600	$40.00	$50.00
Jan 2019 - Jun 2019	2,100	$40.00	$50.00
Total	12,600

Crude Oil Three-Way Collars(2):
Jan 2018 - Mar 2018	600	$40.00	$52.50	$62.50
Jan 2018 - Mar 2018	300	$42.50	$55.00	$62.50
Jan 2018 - Mar 2018	750	$40.00	$50.00	$62.50
Jan 2018 - Jun 2018	1,500	$40.00	$50.00	$60.00
Jan 2018 - Jun 2018	600	$40.00	$50.00	$62.50
Jan 2018 - Dec 2018	2,400	$40.00	$50.00	$74.75
Jan 2018 - Dec 2018	2,400	$40.00	$50.00	$74.00
Apr 2018 - Jun 2018	600	$40.00	$50.00	$77.10
Apr 2018 - Jun 2018	1,650	$40.00	$50.00	$65.00
Jul 2018 - Dec 2018	600	$40.00	$50.00	$76.93
Jul 2018 - Dec 2018	1,200	$40.00	$50.00	$76.80
Jul 2018 - Dec 2018	1,500	$40.00	$50.00	$76.25
Jan 2019 - Dec 2019	1,800	$40.00	$50.00	$80.00
Jan 2019 - Dec 2019	1,200	$40.00	$50.00	$81.00
Total	17,100

Crude Oil Collars(3):
Apr 2018 - Dec 2018	138		$45.00	$60.85
Apr 2018 - Dec 2018	275		$47.00	$59.40
Apr 2018 - Dec 2018	138		$45.00	$60.00
Apr 2018 - Dec 2018	274		$45.00	$64.10
	825

(1)
When the NYMEX price is above the put price, we receive the NYMEX price. When the NYMEX price is between the put price and the short put price, we receive the put price. When the NYMEX price is below the short put price, we receive the NYMEX price plus the difference between the short put price and the put price.

(2)	Functions similarly to put spreads, except that when the index price is at or above the call price, we receive the call price
(3)
When the NYMEX price is below the put price, we receive the put price.  When the NYMEX price is between the put and call prices, we receive the NYMEX price.  When the NYMEX price is above the call price, we receive the call price.

Description and Production Period	VOLUME (MBbls)	PRICE
Crude Oil Basis Swaps(2):
Jan 2018 - Dec 2018	913	$(0.80)
Jan 2018 - Dec 2018	182	$(1.30)
Jan 2018 - Dec 2018	360	$(0.95)
Jan 2018 - Dec 2018	183	$(1.00)
Jan 2018 - Dec 2018	840	$(0.85)
Jan 2018 - Dec 2018	600	$(0.50)
Jan 2018 - Dec 2018	1,080	$(1.00)
Total	4,158

(2)	We receive the differential price on our crude oil basis swaps.

Description and Production Period	VOLUME (MMBtu)	SHORT PUT PRICE ($/MMBtu)	LONG PUT PRICE ($/MMBtu)	SHORT CALL PRICE ($/MMBtu)	PRICE
Natural Gas Three-Way Collars(3):
Jan 2018 - Mar 2018	2,400	$2.60	$3.25	$4.70
Jan 2018 - Dec 2018	3,000	$2.75	$3.00	$3.60
Total	5,400

Natural Gas Swaps:
Jan 2018 - Mar 2018	450				$3.50

(3)	Functions similarly to put spreads, except that when index price is at or above the call price, we receive the call price.
We will recognize the following losses in the line item (Loss) gain on derivatives on our consolidated statements of operations from net cash premiums paid on options that will settle during the following periods (in thousands):

Q1 2018	$(18,497)
Q2 2018	(16,598)
Q3 2018	(18,178)
Q4 2018	(19,438)
Q1 2019	(5,865)
Q2 2019	(5,865)
Q3 2019	(1,500)
Q4 2019	(1,500)
$(87,441)
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

Production and ad valorem taxes. Production taxes are paid on produced oil and natural gas based on a percentage of revenues from production sold at fixed rates established by federal, state or local taxing authorities. In general, the production taxes we pay year-to-year correlate to the changes in our oil, natural gas and NGLs revenues. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the valuation of our oil and natural gas properties.
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
Exploration and abandonment costs. Exploration and abandonment costs, other than exploration drilling costs, are charged to expense as incurred. These costs include seismic expenditures and other geological and geophysical costs, exploratory dry holes, amortization and impairment of unproved leasehold costs and lease rentals. The costs of exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a 12-month period after drilling is complete.
General and administrative expenses. These are costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our office facilities, costs of managing our production and development operations (including numerous software applications), audit and other fees for professional services and legal compliance. Also included in general and administrative expenses is stock-based compensation. See “—Factors Affecting the Comparability of Our Financial Condition and Results of Operations.”
(Loss) gain on derivatives. We utilize commodity derivative contracts to reduce our exposure to fluctuations in the price of oil. None of our derivative contracts are designated as hedges for accounting purposes. Consequently, our derivative contracts are marked-to-market each quarter with fair value gains and losses recognized currently as a gain or loss in our results of operations. The amount of future gain or loss recognized on our derivative instruments is dependent upon future oil prices, which will affect the value of the contracts. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty.
Interest expense. We finance a portion of our working capital requirements and capital expenditures through offerings of fixed-rate senior unsecured notes and, in the future, could also borrow from our floating-rate Revolving Credit Agreement. As a result, we incur interest expense that is affected by our financing decisions and, in the future, may be affected by fluctuations in interest rates. As and when applicable, we reflect interest paid to the lenders under our Revolving Credit Agreement and to the holders of our senior unsecured notes in interest expense.
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
Given the level of commodity prices in recent years and their impact on our estimated future cash flows, we regularly review our proved oil and natural gas properties for impairment. During the years ended December 31, 2017 and 2016, we did not recognize an impairment of our proved oil and natural gas properties, and during the year ended December 31, 2015, we recognized an impairment of $1.0 million of our proved oil and natural gas properties. At December 31, 2017, in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and gas properties by an average of 83% and individually by a minimum of 66%. At December 31, 2016, in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and gas properties by an average of 143% and individually by a minimum of 70%.

The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, based on five-year WTI futures price index for oil and NGLs and five-year Henry Hub futures price index for natural gas, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs remained relatively consistent in the undiscounted future cash flow estimate from December 31, 2016 to December 31, 2017, except commodity price estimates. Future commodity pricing for oil and NGLs is based on five-year WTI futures prices, which increased from December 31, 2016 to December 31, 2017 and on five-year Henry Hub futures prices, which decreased from December 31, 2016 to December 31, 2017. In terms of the reduction in value of undiscounted cash flows from December 31, 2016 to December 31, 2017, the effect of the decrease in pricing has been mitigated to a certain extent by the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties.
As part of our year-end reserves estimation process for future periods, we expect changes in the key assumptions used, which could be significant, including updates to future pricing estimates or differentials, future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions, which we expect to decrease further as a result of sustained lower commodity prices. There is a significant degree of uncertainty with the assumptions used to estimate future undiscounted cash flows due to, but not limited to, the risk factors referred to in “Item 1A. Risk Factors” included elsewhere in this Annual Report.
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. A decrease of 10% in estimated future pricing of oil and natural gas commodities as of December 31, 2017, however, would have not have resulted in an impairment of proved oil and gas properties.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:
Recent Transactions
Double Eagle Acquisition
On April 20, 2017, we, and our subsidiary, Parsley LLC, completed the acquisition (the “Double Eagle Acquisition”) of all of the interests in Double Eagle Lone Star LLC, DE Operating LLC, and Veritas Energy Partners, LLC (which were subsequently renamed Parsley DE Lone Star LLC, Parsley DE Operating LLC, and Parsley Veritas Energy Partners, LLC, respectively) from Double Eagle Energy Permian Operating LLC (“DE Operating”), Double Eagle Energy Permian LLC (“DE Permian”), and Double Eagle Energy Permian Member LLC (together with DE Operating and DE Permian, “Double Eagle”), as well as certain related transactions with an affiliate of Double Eagle. The aggregate purchase price for the Double Eagle Acquisition consisted of approximately (i) $1,395.6 million in cash and (ii) 39,848,518 PE Units and a corresponding 39,848,518 shares of Class B Common Stock. The Double Eagle Acquisition is discussed in further detail in Note 5—Acquisitions of Oil and Natural Gas Properties to our consolidated financial statements included elsewhere in this Annual Report.
5.625% Senior Unsecured Notes due 2027
On October 11, 2017, Parsley LLC and Finance Corp. issued $700.0 million aggregate principal amount of the 2027 Notes in the 2027 Notes Offering. The 2027 Notes Offering resulted in net proceeds to us, after deducting the initial purchasers’ discount and offering expenses, of approximately $692.1 million. These net proceeds are being used to fund a portion of our capital program and for general corporate purposes.
Fifth Amendment to Revolving Credit Facility
On October 11, 2017, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Fifth Amendment to the Revolving Credit Agreement. The Fifth Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the borrowing base from $1.225 billion (to which it was reduced in connection with the closing of the 2027 Notes Offering) to $1.8 billion (although the aggregate elected commitments remained at $1.0 billion), (ii) decrease the applicable margins for borrowings to a range of (A) 1.5% to 2.5% for LIBOR based borrowings and (B) 0.5% to 1.5% for alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization, (iii) provide flexibility, subject to certain conditions, to enter into “reverse 1031 exchanges” under Section 1031 of the Internal Revenue Code of 1986, as amended, (iv) provide enhanced flexibility, subject to certain dollar limitations, to make investments in unrestricted subsidiaries and joint ventures and to make other investments, and (v) provide enhanced flexibility, subject to certain conditions, to dispose of oil and gas properties not evaluated in the reserve reports delivered to the lenders pursuant to the Revolving Credit Agreement.
CEO Succession Plan
On January 9, 2018, we announced a succession plan pursuant to which our current Chairman and Chief Executive Officer, Bryan Sheffield, will serve as Chief Executive Officer through the end of 2018, in the newly-created position of Executive Chairman throughout 2019, and as Chairman of the Board thereafter. Matt Gallagher, our President and Chief Operating Officer, will succeed Mr. Sheffield as Chief Executive Officer, effective January 1, 2019, and was appointed to our board of directors concurrent with the announcement.
Income Taxes
On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act significantly impacts our 2017 effective tax rate and makes broad and complex changes to the U.S. corporate income tax code. Among other changes, the Tax Act: (i) reduces the U.S. federal corporate income tax rate from 35% to 21%; (ii) repeals the corporate alternative minimum tax and provides for a refund of previously accrued alternative minimum tax credits; (iii) modifies the provisions relating to the limitations on deductions for executive compensation of publicly traded corporations; (iv) enacts new limitations regarding the deductibility of interest expense; and (v) imposes new limitations on the utilization of net operating losses arising in taxable years beginning after December 31, 2017.
GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Act, we remeasured our deferred tax assets and liabilities based on the federal income and state income tax rates at which they are now expected to reverse, and they now generally reflect a federal income tax rate of 21%. The enacted rate change resulted in a noncash increase of approximately $23.9 million to our income tax provision, a corresponding reduction of $23.9 million to our net noncurrent deferred tax asset balance and a reduction in valuation allowance of $24.3 million December 31, 2017. As of December 31, 2017, we have not finalized our accounting for the tax effect of the Tax Act. However, as described in Note 10—Income Taxes in the notes to our consolidated financial statements, we have made a reasonable estimate of the tax effect of the Tax Act, including the impact on existing deferred tax balances. Any adjustments recorded to these estimates through 2018 will be included in income from operations as an adjustment to tax expense. The ultimate impact of the Tax Act may differ from our estimates based on our further analysis of the new law and additional regulatory guidance that may be issued. Further, the amount of our future federal income tax will be dependent upon our future taxable income.
Our operations located in Texas are subject to an entity-level tax, the Texas margin tax, at a statutory rate of up to 0.75% of revenues less operating expenses attributable to operations in Texas.
Capital Expenditures
Our drilling, completions and infrastructure activities are capital intensive and require us to make substantial capital expenditures, which vary from year to year. For further information about our capital expenditures, see “Item 1. Business—Overview” and “—Capital Requirements and Sources of Liquidity.”
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

Results of Operations
Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Year Ended December 31,
	2017	2016	2015
Production revenues (in thousands):
Oil sales	$802,230	$387,303	$215,795
Natural gas sales	56,571	30,928	26,582
Natural gas liquids sales	103,193	38,273	23,680
Total revenues	$961,994	$456,504	$266,057

Average realized prices (1):
Oil, without realized derivatives (per Bbls)	$48.95	$41.34	$44.89
Oil, with realized derivatives (per Bbls)	47.68	47.56	56.60
Natural gas, without realized derivatives (per Mcf)	2.43	2.30	2.57
Natural gas, with realized derivatives (per Mcf)	2.40	2.30	2.72
Natural gas liquids (per Bbls)	22.87	16.01	15.79
Average price per Boe, without realized derivatives	38.80	32.60	33.13
Average price per Boe, with realized derivatives	37.94	36.76	40.33

Production:
Oil (MBbls)	16,390	9,368	4,807
Natural gas (MMcf)	23,326	13,463	10,339
Natural gas liquids (MBbls)	4,512	2,390	1,500
Total (MBoe)	24,792	14,002	8,031

Average daily production volume:
Oil (Bbls)	44,904	25,596	13,170
Natural gas (Mcf)	63,907	36,784	28,326
Natural gas liquids (Bbls)	12,362	6,530	4,110
Total (Boe)	67,923	38,257	22,003

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

	Year Ended December 31,
	2017	2016	2015
Average realized oil price ($/Bbl)	$48.95	$41.34	$44.89
Average NYMEX ($/Bbl)	$51.48	$40.14	$48.08
Differential to NYMEX	$(2.53)	$1.20	$(3.19)
Average realized oil price as a percentage of average NYMEX oil price	95%	103%	93%
Average realized natural gas price ($/Mcf)	$2.43	$2.30	$2.57
Average NYMEX ($/Mcf)	$2.99	$2.79	$2.50
Differential to NYMEX	$(0.56)	$(0.49)	$0.07
Average realized natural gas price as a percentage of average NYMEX gas price	81%	82%	103%
Average realized NGLs price ($/Bbl)	$22.87	$16.01	$15.79
Average NYMEX ($/Bbl)	$51.48	$40.14	$48.08
Differential to NYMEX	$(28.61)	$(24.13)	$(32.29)
Average realized NGLs price as a percentage of average NYMEX oil price	44%	40%	33%
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues totaled $962.0 million, $456.5 million and $266.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Our oil, natural gas and NGLs revenues increased by $505.5 million, or 111%, to $962.0 million for the year ended December 31, 2017 from $456.5 million for the year ended December 31, 2016.
As shown in the following tables, from the year ended December 31, 2016 to the year ended December 31, 2017, the net dollar effect of the increase in oil, natural gas, and NGLs prices was $158.5 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $347.0 million.

	Change in prices	Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$7.61	16,390	$124,615
Natural gas (per Mcf)	0.13	23,326	2,983
Natural gas liquids (per Bbls)	6.86	4,512	30,939
Total revenues due to change in price			$158,537

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	7,022	$41.34	$290,312
Natural gas (MMcf)	9,863	2.30	22,660
Natural gas liquids (MBbls)	2,122	16.01	33,981
Total revenues due to change in production volumes			$346,953

Our oil, natural gas and NGLs revenues increased by $190.4 million, or 72%, to $456.5 million for the year ended December 31, 2016 from $266.1 million for the year ended December 31, 2015.
As shown in the following tables, from the year ended December 31, 2015 to the year ended December 31, 2016, the net dollar effect of the decrease in oil and natural gas prices and increase in NGLs prices was $36.4 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was approximately $226.8 million.

	Change in prices	Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$(3.55)	9,368	$(33,243)
Natural gas (per MMcf)	(0.27)	13,463	(3,686)
Natural gas liquids (per Bbls)	0.22	2,390	543
Total revenues due to change in price			$(36,386)

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	4,561	$44.89	$204,751
Natural gas (MMcf)	3,124	2.57	8,032
Natural gas liquids (MBbls)	890	15.79	14,050
Total revenues due to change in production volumes			$226,833

Operating expenses
The following table summarizes our operating expenses for the periods indicated:

	Year ended December 31,
	2017	2016	2015
Operating expenses (in thousands):
Lease operating expenses	$102,169	$59,293	$62,913
Production and ad valorem taxes	59,641	27,916	17,800
Depreciation, depletion and amortization	352,247	233,766	178,281
General and administrative expenses (1)	124,255	84,591	55,294
Exploration and abandonment costs	40,415	13,931	13,865
Impairment	—	—	950
Acquisition costs	10,977	1,081	—
Accretion of asset retirement obligations	971	732	826
Rig termination costs	—	—	8,970
Other operating expenses	9,568	5,316	1,696
Total operating expenses	$700,243	$426,626	$340,595

Operating expenses per Boe:
Lease operating expenses	$4.12	$4.23	$7.83
Production and ad valorem taxes	2.41	1.99	2.22
Depreciation, depletion and amortization	14.21	16.70	22.20
General and administrative expenses	5.01	6.04	6.89
Exploration and abandonment costs	1.63	0.99	1.73
Impairment	—	—	0.12
Acquisition costs	0.44	0.08	—
Accretion of asset retirement obligations	0.04	0.05	0.10
Rig termination costs	—	—	1.12
Other operating expenses	0.39	0.38	0.21
Total operating expenses per Boe	$28.25	$30.46	$42.42

(1)	General and administrative expenses include stock-based compensation expense of $19.7 million, $12.9 million and $8.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Lease operating expenses. Lease operating expenses increased 72% to $102.2 million during the year ended December 31, 2017 from $59.3 million during the year ended December 31, 2016. The increase is primarily due to the increase in the number of our operated and non-operated wells during 2017. On a per Boe basis, lease operating expenses decreased $0.11 per Boe, or 3%, to $4.12 per Boe for the year ended December 31, 2017 from $4.23 per Boe for the year ended December 31, 2016. The decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells. The decrease in lease operating expense per Boe is also partially attributable to a 77% increase in production during the same period.
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
Production and ad valorem taxes. Production and ad valorem taxes increased 114% to $59.6 million during the year ended December 31, 2017 from $27.9 million during the year ended December 31, 2016. On a per Boe basis, production and ad valorem taxes increased 21% to $2.41 per Boe for the year ended December 31, 2017 from $1.99 per Boe for the year ended

December 31, 2016. Overall, production taxes increased by approximately $26.0 million, reflecting increased production volumes, and ad valorem taxes increased $5.7 million, reflecting increased property assessments.
Production and ad valorem taxes increased 57% to $27.9 million during the year ended December 31, 2016 from $17.8 million during the year ended December 31, 2015. On a per Boe basis, production and ad valorem taxes decreased 10%, to $1.99 per Boe for the year ended December 31, 2016 from $2.22 per Boe for the year ended December 31, 2015. Overall, production taxes increased by approximately $9.4 million, reflecting increased production volumes, and ad valorem taxes increased $0.7 million, reflecting increased property assessments.
Depreciation, depletion and amortization. DD&A expense increased 51% to $352.2 million for the year ended December 31, 2017 from $233.8 million for the year ended December 31, 2016. On a per Boe basis, DD&A decreased 15% to $14.21 for the year ended December 31, 2017 from $16.70 per Boe for the year ended December 31, 2016. The increases are due to an increase in proved capitalized costs primarily related to development costs incurred during the year ended December 31, 2017, as well as increased production.
DD&A expense increased 31% to $233.8 million for the year ended December 31, 2016 from $178.3 million for the year ended December 31, 2015. On a per Boe basis, DD&A decreased 25% to $16.70 for the year ended December 31, 2016 from $22.20 per Boe for the year ended December 31, 2015. The increases are due to an increase in proved capitalized costs primarily related to development costs incurred during the year ended December 31, 2016, as well as increased production.
General and administrative expenses. General and administrative expenses increased 47% to $124.3 million during the year ended December 31, 2017 from $84.6 million during the year ended December 31, 2016, primarily as a function of personnel growth associated with increased development activity on an expanded asset base. On a per Boe basis, general and administrative expenses decreased 17% to $5.01 per Boe for the year ended December 31, 2017 from $6.04 per Boe for the year ended December 31, 2016, which primarily relates to the 77% increase in total production volume.
General and administrative expenses increased 53% to $84.6 million during the year ended December 31, 2016 from $55.3 million during the year ended December 31, 2015, primarily due to higher payroll and stock-based compensation expenses. On a per Boe basis, general and administrative expenses decreased 12% to $6.04 per Boe for the year ended December 31, 2016 from $6.89 per Boe for the year ended December 31, 2015, which primarily relates to the 74% increase in total production volume.
Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred during the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Leasehold abandonments	$32,872	$6,063	$8,227
Geological and geophysical costs	5,429	3,015	5,459
Idle drilling rig fees	1,070	4,304	—
Unproved leasehold amortization	1,044	549	179
Total exploration and abandonment costs	$40,415	$13,931	$13,865
During the years ended December 31, 2017 and 2016, we recognized leasehold abandonment expenses of approximately $32.9 million and $6.1 million, respectively, which primarily relates to expired acreage and expiring acreage determined to be outside of our economically productive reserves. During the year ended December 31, 2015, we recognized leasehold abandonment expenses of approximately $8.2 million, of which $6.4 million primarily relates to expired acreage and expiring acreage determined to be outside of our economically productive reserves. We also recognized a $1.8 million expense in the year ended December 31, 2015 for costs incurred to prepare certain locations for drilling that, based on our historical results, our estimates of reduced future commodity prices, and low rates of return, we determined were not economical to develop.
During the years ended December 31, 2017, 2016 and 2015, we incurred geological and geophysical expenses of approximately $5.4 million, $3.0 million and $5.5 million, respectively. Our geological and geophysical expenses consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to increased geoscientific analysis of our acreage.
Exploration and abandonment costs include idle drilling rig fees of $1.1 million and $4.3 million that are not chargeable to our joint operations during the years ended December 31, 2017 and 2016, respectively. The applicable drilling rig contract expired on March 31, 2017, resulting in a decrease in idle drilling rig fees during the year ended December 31, 2017 compared to the year ended December 31, 2016. There were no such expenses incurred during the year ended December 31, 2015.
We recognized unproved leasehold amortization expense during the years ended December 31, 2017, 2016 and 2015 of $1.0 million, $0.5 million and $0.2 million, respectively, which relates to amortization of unproved leasehold costs.
Impairment. We regularly review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting. Due primarily to a decrease in our estimated future cash flows related to management’s outlook of future commodity prices and costs as of December 31, 2015, we recognized a charge against earnings of $1.0 million during the year ended December 31, 2015, which was primarily attributable to properties in Upton County, Texas in our Midland Basin core area. There were no such costs incurred during the years ended December 31, 2017 or 2016.
Acquisition Costs. During the years ended December 31, 2017 and 2016, we incurred $11.0 million and $1.1 million, respectively, of acquisition costs, which include legal and other due diligence fees associated with the acquisitions described in Note 5—Acquisitions of Oil and Natural Gas Properties to our consolidated financial statements included elsewhere in this Annual Report. There were no such costs incurred during the year ended December 31, 2015.
Rig Termination. During the year ended December 31, 2015, we paid a total of $9.0 million in rig termination expenses, which is comprised of approximately $4.4 million related to the termination of drilling rig contracts entered into in 2014 and approximately $4.6 million for stacking fees associated with certain drilling rig contracts. There were no such expenses incurred during the years ended December 31, 2017 or 2016.
Other operating expenses. During the years ended December 31, 2017, 2016 and 2015, other operating expenses, which are primarily related to operating expenses incurred during the normal course of business of our majority-owned subsidiary, Pacesetter, were $9.6 million, $5.3 million, and $1.7 million, respectively.
Other income (expense)
The following table summarizes our other income and expenses for the periods indicated (in thousands):

		Year ended December 31,
		2017	2016	2015
Other income (expense):
Interest expense, net		$(97,381)	$(56,225)	$(45,581)
Loss on sale of property		(14,332)	(119)	(34,374)
Loss on early extinguishment of debt		(3,891)	(36,335)	—
(Loss) gain on derivatives		(66,135)	(50,835)	60,818
Change in TRA liability		35,847	7,351	—
Interest income	7,936	7,936	992	28
Other income (expense)		783	(2,317)	(3,556)
Total other expense, net		$(137,173)	$(137,488)	$(22,665)
Interest expense. Interest expense increased 73% to $97.4 million in the year ended December 31, 2017 from $56.2 million during the year ended December 31, 2016, primarily due to interest under our 6.250% senior unsecured notes due 2024 (the “2024 Notes”), 5.375% senior unsecured notes due 2025 (the “2025 Notes”), 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”), and the 2027 Notes.
Interest expense increased 23% to $56.2 million in the year ended December 31, 2016 from $45.6 million during the year ended December 31, 2015, primarily due to higher weighted-average outstanding borrowings under our credit facilities and interest under our then outstanding 7.500% senior unsecured notes due 2022 (the “2022 Notes”) and the 2024 Notes, partially offset by our repayment of borrowings outstanding under our Revolving Credit Agreement in September 2015.
Loss on sale of property. Loss on sale of property increased $14.2 million in the year ended December 31, 2017 to $14.3 million from $0.1 million during the year ended December 31, 2016. This increase is attributable to our divestiture of 21,939 gross (7,476 net) acres for total proceeds of $30.5 million, for which we recognized a $14.3 million loss.

Loss on sale of property decreased $34.3 million in the year ended December 31, 2016 to $0.1 million from $34.4 million during the year ended December 31, 2015. This decrease is attributable to the following divestiture activity:
During December 2015, we sold our interest in 91 net operated wells and 11,664 gross (7,155 net) acres for net proceeds of $39.4 million and realized a $36.7 million loss, net of estimated purchase price adjustments. During July 2015, we sold 13,413 gross (9,164 net) acres for total proceeds of $9.3 million and recognized a gain on the sale of $3.2 million. In addition, during July 2015, Pacesetter sold certain noncurrent assets for net proceeds of $1.2 million and realized a $2.0 million loss on the sale.
Loss on early extinguishment of debt. We recorded a $3.9 million loss on early extinguishment of debt during the year ended December 31, 2017 due to the redemption of the 2022 Notes. During December 2016, we incurred a $36.3 million charge related to a prepayment penalty on our then outstanding 2022 Notes. No similar expenses were incurred during the year ended December 31, 2015.
(Loss) gain on derivatives. Loss on derivatives increased $15.3 million to a loss of $66.1 million during the year ended December 31, 2017 as compared to a $50.8 million loss during the year ended December 31, 2016, as higher commodity prices reduced the value of our derivative portfolio.
Loss on derivatives increased $111.7 million to a loss of $50.8 million during the year ended December 31, 2016 as compared to a $60.8 million gain during the year ended December 31, 2015 as higher commodity prices reduced the value of our derivative portfolio.
Change in TRA liability. We recorded income of $35.8 million during the year ended December 31, 2017 associated with a net decrease in the TRA liability associated with a write off of deferred tax assets associated with the TRA. This write off primarily results from the change in corporate tax rates from 35% to 21% offset by a decrease in the valuation allowance recorded during 2016. We recorded a $7.4 million deferred tax asset valuation allowance associated with a write off of deferred tax assets associated with the TRA during the year ended December 31, 2016. There was no such activity for the year ended December 31, 2015.
Interest income. Interest income increased $6.9 million to $7.9 million during the year ended December 31, 2017 as compared to $1.0 million during the year ended December 31, 2016, which is a function of interest income received on larger investments in commercial paper and money market funds, which are included in cash and cash equivalents and short-term investments on our consolidated balance sheet.
Interest income of $1.0 million during the year ended December 31, 2016 represented an increase of $1.0 million relative to interest income during the year ended December 31, 2015, during which time we held no investments in commercial paper or money market funds.
Other income (expense). Other income (expense) increased $3.1 million to income of $0.8 million during the year ended December 31, 2017 as compared to an expense of $2.3 million during the year ended December 31, 2016. The increase is attributable a $1.4 million increase in income from our equity investment in Spraberry Production Services LLC (“SPS”), a $0.8 million increase in in geological and geophysical license fee income and a $0.4 million increase in fair value adjustments associated with money market accounts, which was offset by a current period downward fair market value adjustment of $1.1 million. Additionally, during the year ended December 31, 2016, we recorded expense of $1.6 million associated with the sale or auction of certain inventory items.
Other expense decreased $1.2 million to an expense of $2.3 million during the year ended December 31, 2016 as compared to an expense of $3.6 million during the year ended December 31, 2015. The decrease is attributable to a $2.8 million expense associated with the sale or fair market value adjustment of inventory. This was offset by a $1.2 million decrease in geological and geophysical license fee income and a $0.4 million decrease in income from our equity investment in SPS.
Income Tax Expense
For the years ended December 31, 2017, 2016 and 2015, our operations were taxed at a combined U.S. federal and state effective tax rate of 4.4%, 16.4% and 24.5%, respectively. During the year ended December 31, 2017, we recognized an income tax expense of $5.7 million, an increase of $23.1 million, or 133%, as compared to the income tax benefit of $17.4 million we recognized during the year ended December 31, 2016. These changes were attributable to the changes in our results of operations, discussed above, as well as the impact of net income attributable to noncontrolling ownership interests, the impact of state income taxes, reduction in TRA liability due the change in corporate tax rates from 35% to 21%, and the partial reversal of a valuation allowance that was recorded in 2016 described in Note 10—Income Taxes to our consolidated financial statements included elsewhere in this Annual Report. During the year ended December 31, 2016, we recognized an income tax benefit of $17.4 million, a decrease of $6.3 million, or 27%, as compared to the income tax benefit of $23.8 million we recognized during the year ended December 31, 2015. This decrease was attributable to the deferred tax asset valuation allowance described in Note 10—Income Taxes to our consolidated financial statements included elsewhere in this Annual Report.
Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Capital expenditures	$1,207,401	$495,971
Our 2018 budget for capital development expenditures is approximately $1,350.0 million to $1,550.0 million, 85% to 90% of which is expected to be used for drilling and completions and 10% to 15% of which is expected to be used for infrastructure and other expenditures. We expect approximately 20% of the total budget to be associated with drilling and completions for proved undeveloped reserves as of December 31, 2017. Our capital budget excludes any amounts that may be paid for acquisitions. For the years ended December 31, 2017 and 2016, our aggregate drilling and completion expenditures were $1,049.6 million and $401.6 million, respectively, and our infrastructure and other expenditures were $157.8 million and $94.4 million, respectively, for totals of $1,207.4 million and $496.0 million, respectively. Of these totals, $65.1 million and $53.2 million were associated with drilling, completion and facility buildout for proved undeveloped reserves for the years ended December 31, 2017 and 2016, respectively. The amount and timing of 2018 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2018 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
To fund a portion of our capital requirements for the year ended December 31, 2017, we issued shares of our Class A Common Stock and conducted offerings of senior unsecured notes. During the year ended December 31, 2017, we received aggregate net proceeds of $2,123.3 million from these equity issuances and issued aggregate net debt in excess of debt payments of $1,060.6 million.
Based upon current oil and natural gas price expectations for fiscal year 2018, we believe that our cash on hand, cash flow from operations and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through 2018. However, as more fully described below, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. As of December 31, 2017, our liquidity is as follows (in millions):

Cash and cash equivalents	$554.2
Short-term investments	149.3
Revolving Credit Agreement Availability	997.3
Liquidity	$1,700.8
Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2017 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for the year ended December 31, 2018 does not allocate any amounts for acquisitions of oil and natural gas properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$694,040	$228,191	$172,290
Net cash used in investing activities	(3,456,860)	(1,885,366)	(427,165)
Net cash provided by financing activities	3,183,630	1,447,470	547,409
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $694.0 million, $228.2 million and $172.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Net cash provided by operating activities increased $465.8 million to $694.0 million during the year ended December 31, 2017 from $228.2 million during the year ended December 31, 2016, primarily due to a $509.3 million increase in total revenues, offset by a $387.6 million increase cash based operating expenses, including lease operating expenses, production and ad valorem taxes, cash general and administrative expenses and acquisition costs.
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
Cash flows used in investing activities. Net cash used in investing activities was approximately $3.5 billion, $1.9 billion and $0.4 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
The increased amount of cash used in investing activities in the year ended December 31, 2017 as compared to the year ended December 31, 2016 was due primarily to the $845.9 million increase in costs to acquire certain oil and gas properties and the $583.5 million increase in development costs during the year ended December 31, 2017.
The increased amount of cash used in investing activities in the year ended December 31, 2016 as compared to the year ended December 31, 2015 was due to the $1.3 billion increase in costs to acquire certain oil and natural gas properties.
Cash flows provided by financing activities. Net cash provided by financing activities was approximately $3.2 billion, $1.4 billion and $0.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
Net cash provided by financing activities increased by $1.7 billion during the year ended December 31, 2017, primarily due to increased debt and equity related activity. During the year ended December 31, 2017, we received net proceeds from equity offerings of $2.1 billion and net proceeds from debt offerings of $1.1 billion, which was offset by payments on long-term debt of $74.8 million, excluding accrued and unpaid interest.
Net cash provided by financing activities increased during the year ended December 31, 2016, primarily due to increased debt and equity related activity. During the year ended December 31, 2016, we received net proceeds from equity offerings of $930.3 million and net proceeds from debt offerings of $1.0 billion, which was offset by payments on long-term debt of $521.9 million, excluding accrued and unpaid interest.

Capital Sources
Revolving Credit Agreement. See Note 7—Debt to our consolidated financial statements included elsewhere in this Annual Report for a description of the Revolving Credit Agreement.
7.500% Senior Unsecured Notes due 2022. See Note 7—Debt to our consolidated financial statements included elsewhere in this Annual Report for a description of the previously outstanding 2022 Notes.
6.250% Senior Unsecured Notes due 2024. See Note 7—Debt to our consolidated financial statements included elsewhere in this Annual Report for information regarding the 2024 Notes.
5.375% Senior Unsecured Notes due 2025. See Note 7—Debt to our consolidated financial statements included elsewhere in this Annual Report for information regarding the 2025 Notes.
5.250% Senior Unsecured Notes due 2025. See Note 7—Debt to our consolidated financial statements included elsewhere in this Annual Report for information regarding the New 2025 Notes.
5.625% Senior Unsecured Notes due 2027. See Note 7—Debt to our consolidated financial statements included elsewhere in this Annual Report for information regarding the 2027 Notes.
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
Working Capital. Our working capital totaled $307.4 million, ($45.5) million and $259.8 million at December 31, 2017, 2016 and 2015, respectively. Our collection of receivables has historically been timely and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents and short-term investments totaled $703.5 million, $133.4 million and $343.1 million at December 31, 2017, 2016 and 2015, respectively. The $570.1 million increase in cash and cash equivalents and short-term investments is attributable to our increased debt and equity offering activity as described in Note 7—Debt to our consolidated financial statements included elsewhere in this Annual Report, offset by the $2.2 billion in costs to acquire certain oil and gas properties described in Note 5—Acquisition of Oil and Natural Gas Properties. Due to the amounts that we accrue related to our drilling program, we may incur working capital deficits in the future. We believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Agreement, will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.
Contractual Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, operating lease obligations, drilling commitments, derivative liabilities and other obligations. Firm transportation commitments are not included in the table below because we anticipate satisfying all volume requirements in accordance with the firm transportation and processing agreement we entered into during the year ended December 31, 2017. See Note 12—Commitments and Contingencies for a description of our firm transportation and processing agreements.

We had the following contractual obligations at December 31, 2017:

	Payments Due by Period For the Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Revolving Credit Agreement (1)	$—	$—	$—	$—	$—	$—	$—
Notes (2)	—	—	—	—	—	2,200,000	2,200,000
Interest (3)	122,421	122,421	122,421	122,421	122,421	356,705	968,810
Capital lease obligations (4)	2,352	1,906	617	17	14	—	4,906
Operating lease obligations (5)	8,965	9,702	9,644	9,220	9,102	20,219	66,852
Drilling commitments (6)	30,752	46,150	—	—	—	—	76,902
Asset retirement obligations (7)	6,297	774	824	834	929	17,512	27,170
Derivative obligations (8)	49,601	14,730	—	—	—	—	64,331
Total (9)	$220,388	$195,683	$133,506	$132,492	$132,466	$2,594,436	$3,408,971

(1)
Does not include future commitment fees, amortization of deferred financing costs, interest expense or other fees related to the Revolving Credit Agreement because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

(2)	Includes principal only.
(3)	Includes fixed rate interest on the 2024 Notes, the 2025 Notes, the New 2025 Notes and the 2027 Notes.
(4)	We periodically enter into capital lease agreements payable in connection with the lease of vehicles for operations and field personnel.
(5)	We lease equipment and office facilities under non-cancellable operating leases.
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

(8)	We enter into derivative agreements to hedge future production. We have deferred payment of the premium for certain agreements until the period of settlement.
(9)	These amounts do not include any contractual obligations incurred after December 31, 2017.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in the preparation of our consolidated financial statements. See below for an expanded discussion of our significant accounting policies and estimates made by management.
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
Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major betterments, replacements and renewals are capitalized to the appropriate property and equipment accounts. Estimated dismantlement and abandonment costs for oil and natural gas properties are capitalized, net of salvage value, at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.
Exploration and abandonment costs, other than exploration drilling costs, are charged to expense as incurred. These costs include seismic expenditures and other geological and geophysical costs, exploratory dry holes, amortization and impairment of unproved leasehold costs and lease rentals. The costs of exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a 12-month period after drilling is complete. Under the successful efforts method, if an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.
Unproved oil and natural gas properties are assessed quarterly for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects.
Unproved properties consist of costs incurred to acquire unproved leases, or lease acquisition costs. Unproved lease acquisition costs are capitalized until the leases expire or when we specifically identify leases that will revert to the lessor, at which time we expense the associated unproved lease acquisition costs. The expensing of the unproved lease acquisition costs is recorded in Exploration and abandonment costs in our consolidated statement of operations. Lease acquisition costs related to successful exploratory drilling are reclassified to proved properties and depleted on a unit-of-production basis.
For sales of entire working interests in unproved properties, gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.
Oil and Natural Gas Reserves and Standardized Measure of Discounted Net Future Cash Flows
This Annual Report presents estimates of our proved reserves as of December 31, 2017, which have been prepared and presented in accordance with SEC guidelines. The pricing that was used for estimates of our reserves as of December 31, 2017 was based on an unweighted first day of the month average 12-month WTI Phillips 66 posted price, net of differential, of $49.17 per Bbl for oil and $22.20 per Bbl for NGLs and a WAHA spot natural gas price, net of differential, of $2.53 per MMBtu for natural gas.
Our internal reserve engineers and technical staff prepare the estimates of our oil and natural gas reserves and associated future net cash flows, which are then audited by NSAI, our independent reserve engineers. Even though our internal reserve engineers, technical staff and independent reserve engineers are knowledgeable and follow authoritative guidelines for estimating and auditing reserves, they must make a number of subjective assumptions based on professional judgments in developing and auditing the reserve estimates. Reserve estimates are updated at least annually and consider recent production levels and other technical information about each field. Periodic revisions to the estimated reserves and future net cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil and natural gas prices, cost changes, technological advances, new geological or geophysical data, or other economic factors. We cannot predict the amounts or timing of future reserve revisions. If such revisions are significant, they could significantly alter future depletion and result in impairment of long-lived assets that may be material.
It should not be assumed that the Standardized Measure included in this Annual Report as of December 31, 2017 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2017 Standardized Measure on a 12-month average of commodity prices on the first day of the month and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 2. Properties” for additional information regarding estimates of proved reserves.
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
SEC Staff Accounting Bulletin No. 118 provides guidance for companies that have not completed their accounting for the income tax effects of the Tax Act in the period of enactment and allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of February 28, 2018, we have substantially completed our accounting for the tax effects of the enactment of the Tax Act. We have made a reasonable estimate of the effects on our deferred tax balances. We are still analyzing certain aspects of the Tax Act and we are refining our calculations, which could potentially affect the measurement of related deferred tax balances or potentially give rise to new deferred tax amounts. We do not expect that a material adjustment to our deferred tax position will result from the completion of our computation, which we expect to finalize by the fourth quarter of 2018.

To account for the effects of the Tax Act, we remeasured our deferred tax assets and liabilities based on the new federal income and state income tax rates, and they now generally reflect a federal income tax rate of 21%. The enacted rate change resulted in a noncash increase of approximately $23.9 million to our income tax provision, a corresponding reduction of $23.9 million to our net noncurrent deferred tax asset balance and a reduction in valuation allowance of $24.3 million December 31, 2017. Any adjustments recorded to these estimates through 2018 will be included in income from operations as an adjustment to tax expense.
We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, including net operating losses. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, current industry trends and its outlook for future years.
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2017, 2016 and 2015. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and natural gas prices increase drilling activity in our areas of operations.
Off-Balance Sheet Arrangements
We do not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to our consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance. This revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, and requires an entity (i) to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) provide expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU 2014‑09 by one year.
We adopted this standard effective January 1, 2018 using the modified retrospective approach. During the fourth quarter of 2017, we completed a detailed review of various contracts that represent our material revenue streams and, based on such review, we do not expect the standard to materially affect our results of operations, liquidity or financial position in 2018. Additionally, we will begin recognizing revenues based on the entitlement method rather than the sales method; this change will not have a material impact on our results of operations or financial position in 2018. We also implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the required disclosures under the standards. As described above, beginning with our Form 10-Q for the three months ended March 31, 2018, additional disclosures will be required to describe the nature, amount, timing and certainty of revenue and cash flows from contracts with customers, including a disaggregation of revenue and remaining performance obligations.
As an example of this evaluation and disclosure, under our natural gas processing contracts, we deliver natural gas to midstream processing companies at the wellhead or their system inlets. The midstream processing companies gather and process the delivered natural gas and, in turn, remit proceeds to us for sales of NGLs and residue gas. In these scenarios, we evaluate whether the midstream processing company is acting as the principal or the agent. For those contracts where it is concluded the midstream processing company is acting as an agent and the ultimate third party is our customer, we recognize revenue on a gross basis, with transportation, gathering, processing and compression fees presented as an expense in its Statement of Operations. For those contracts where it is concluded the midstream processing company is acting as the principal and we are the customer, we recognize natural gas and NGLs revenues based on the net amount of proceeds received.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall, which addresses the fair value measurements, impairment assessment and disclosure requirements of equity securities, equity investments and other financial instruments and also clarifies current guidance to aid in the reduction of diversity in practice. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those years. The amended guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values should be applied prospectively. We have completed our evaluation of the effect of the standard on our ongoing financial reporting and have determined the ASU will not materially impact our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lessees’ recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate under land easements that exist or expired before the entity's adoption of this ASU and that were not previously accounted for as leases. The amended guidance will be effective for annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating all existing leases and agreements that are covered by this standard and will continue to evaluate the impact on our financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues, including cash payments associated with debt and debt modification, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions made from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amended guidance will be effective for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. We have completed our evaluation of the ASU and have determined the standard will not materially affect our consolidated financial statements or notes to our consolidated financial statements, with the exception of our presentation on our statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU also eliminates the exception for an intra-entity transfer of an asset other than inventory. The amended guidance does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes. The amended guidance will be effective for annual periods beginning after December 15, 2017. The amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted for any entity as of the beginning of an annual reporting period for which financial statements have not been issued or been made available for issuance. We have completed our evaluation of the ASU and have determined the standard will not materially affect our consolidated financial statements or the notes to our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. We will implement the new guidance on January 1, 2018. The amended guidance is not expected to materially affect our consolidated financial statements or the notes to our consolidated financial statement, with the exception of the presentation of restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a framework which specifies the minimum inputs and processes required for an integrated set of assets and activities to meet the definition of a business. The amended guidance will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after their effective date and no disclosures are required at transition. Early adoption is permitted for transactions when the acquisition date or disposal date occurs before the issuance date or effective date of the amendment, but only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We plan to implement the new guidance on January 1, 2018 and because the ASU will be implemented on a prospective basis, it will only affect the consolidated financial statements and the notes to our consolidated financial statements in future periods.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, to provide clarity and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The standard has an effective date for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this standard in the fourth quarter ended December 31, 2017. The amendments in this standard are to be applied prospectively to any award modified on or after the adoption date. Adopting this standard had no impact on our consolidated financial statements.

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
To reduce the impact of price fluctuations on our production revenues, we periodically enter into commodity derivative contracts with respect to portions of our oil and natural gas production through various transactions that limit the downside of future prices received. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open derivative positions at December 31, 2017, see Note 3—Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report.
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
As of December 31, 2017, the fair market value of our oil and natural gas derivative contracts was a net liability of $47.9 million, including deferred premium payables of $64.3 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of December 31, 2017, the fair market value of our oil derivative contracts was a net liability of $49.6 million. Based on our open oil derivative positions at December 31, 2017, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $40.9 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $32.6 million. As of December 31, 2017, the fair market value of our natural gas derivative contracts was a net asset of $1.7 million. Based on our open natural gas derivative positions at December 31, 2017, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $1.0 million, while a 10% decrease in the NYMEX Henry Hub price would increase our natural gas derivative asset by approximately $0.7 million. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas and NGLs.”
Counterparty Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. We plan to continue to evaluate the credit standings of our counterparties in a similar manner. The majority of our derivative contracts currently in place are with lenders under our Revolving Credit Agreement, each of whom has an investment grade rating.

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of December 31, 2017, we had $2.2 billion (excluding capital lease obligations) of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.6%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to interest rate risk as a result of our Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of December 31, 2017, however, we had no outstanding borrowings under our Revolving Credit Agreement and therefore an increase in interest rates will not result in increased interest expense until such time that we determine to make borrowings under our Revolving Credit Agreement. We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents and short-term investment balances. As of December 31, 2017, our cash and cash equivalents and short-term investments were $703.5 million and $149.3 million, respectively, approximately 93% of which was invested in money market funds and commercial paper with major financial institutions. A change in the interest rate applicable to our Revolving Credit Agreement or short-term investments would have a de minimis impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included in this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2017.
This Annual Report includes an attestation report of KPMG LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2017, which is included in this Annual Report on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2018 annual meeting of stockholders and is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required in response to this item will be set forth in our definitive proxy statement for the 2018 annual meeting of stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be set forth in our definitive proxy statement for the 2018 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item will be set forth in our definitive proxy statement for the 2018 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2018 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in response to this item will be set forth in our definitive proxy statement for the 2018 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following documents are filed as part of this Annual Report or incorporated by reference:

a.	Financial Statements:

Our consolidated financial statements are included under Part II, Item 8 of this Annual Report. For a listing of these statements and accompanying footnotes, see “Index to Consolidated Financial Statements” on page F-1 of this Annual Report.

b.	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and related notes.

2.	Exhibits

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.
2.1#
Asset Purchase Agreement, dated October 20, 2015, by and between Parsley Energy, L.P. and ExL Petroleum Management, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on December 16, 2015).

2.2#
Purchase and Sale Agreement, dated August 15, 2016, by and between Parsley Energy, L.P. and BTA Oil Producers, LLC, et al. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 5, 2016).

2.3#
First Amendment to Purchase and Sale Agreement, dated October 4, 2016, by and between Parsley Energy, L.P. and BTA Oil Producers, LLC, et al. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 5, 2016).

2.4#
Contribution Agreement, dated as of February 7, 2017, by and between Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 7, 2017).

2.5#
First Amendment to Contribution Agreement, dated as of March 10, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on May 5, 2017).

2.6#
Second Amendment to Contribution Agreement, dated as of April 7, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc., Double Eagle Energy Permian Operating LLC, Double Eagle Energy Permian LLC and Double Eagle Energy Permian Member LLC (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on May 5, 2017).

2.7#
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

4.2
Indenture, dated May 27, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 6.250% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001‑36463, filed with the SEC on May 27, 2016).

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

Exhibit No.
4.6
Indenture, dated December 13, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on December 13, 2016).

4.7
First Supplemental Indenture, dated April 20, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

4.8
Indenture, dated February 13, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001‑36463, filed with the SEC on February 13, 2017).

4.9
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

4.11
Registration Rights and Lock-Up Agreement, dated as of April 20, 2017, by and between Parsley Energy, Inc. and the Holders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

4.12
Second Amended and Restated Registration Rights Agreement, dated as of April 20, 2017, by and among Parsley Energy, LLC, Parsley Energy, Inc. and each of the parties listed as Owners on the signature pages thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

10.1
Credit Agreement, dated October 28, 2016, among Parsley Energy, LLC, as borrower, Parsley Energy, Inc., Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on November 2, 2016).

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

10.5
Fourth Amendment to Credit Agreement, dated as of May 22, 2017, among Parsley Energy, LLC, as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on August 4, 2017).

Exhibit No.
10.6
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

10.7
Purchase Agreement, dated May 24, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on May 27, 2016).

10.8
Purchase Agreement, dated August 16, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 19, 2016).

10.9
Purchase Agreement, dated December 6, 2016, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on December 7, 2016).

10.10
Purchase Agreement, dated February 8, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 13, 2017).

10.11
Purchase Agreement, dated October 5, 2017, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 11, 2017).

10.12†
Employment Agreement, dated as of January 23, 2014, by and between Parsley Energy Operations, LLC and Bryan Sheffield (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S‑1, File No. 333-195230, filed with the SEC on April 11, 2014).

10.13†
First Amendment to Employment, Confidentiality and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Bryan Sheffield (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

10.14†
Employment, Confidentiality and Non-Competition Agreement, dated as of February 4, 2014, by and between Parsley Energy Operations, LLC and Ryan Dalton (incorporated by reference to Exhibit 10.12 to the Company’s Annual Form 10-K, File No. 001-36463, filed with the SEC on February 29, 2016).

10.15†
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

10.17†
First Amendment to Employment, Confidentiality and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Colin Roberts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

10.18†
Employment Agreement, dated as of February 13, 2014, by and between Parsley Energy Operations, LLC and Matthew Gallagher (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-195230, filed with the SEC on April 11, 2014).

10.19†
First Amendment to Employment, Confidentiality and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Matthew Gallagher (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

Exhibit No.
10.20*†	Employment, Confidentiality and Non-Competition Agreement, dated as of February 26, 2014, by and between Parsley Energy Operations, LLC and Michael Hinson.

10.21*†	First Amendment to Employment, Confidentiality and Non-Competition Agreement, dated as of September 30, 2016, by and between Parsley Energy Operations, LLC and Michael Hinson.

10.22†
Form of Vice President Employment, Confidentiality and Non-Competition Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

10.23
Second Amended and Restated Limited Liability Company Agreement of Parsley Energy, LLC, dated as of April 20, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 20, 2017).

10.24
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

10.32†
Indemnification Agreement, dated as of May 14, 2014, by and between Parsley Energy, Inc. and Chris Carter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

10.33†
Indemnification Agreement, dated as of May 14, 2014, by and between Parsley Energy, Inc. and David Smith (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

10.34†
Indemnification Agreement, dated as of May 14, 2014, by and between Parsley Energy, Inc. and A.R. Alameddine (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

10.35†
Indemnification Agreement, dated as of May 14, 2014, by and between Parsley Energy, Inc. and Randy Newcomer (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

10.36†
Indemnification Agreement, dated as of July 23, 2014, by and between Parsley Energy, Inc. and Hemang Desai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on July 24, 2014).

10.37†
Indemnification Agreement, dated as of August 19, 2014, by and between Parsley Energy, Inc. and William Browning (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 25, 2014).

Exhibit No.

10.38†
Indemnification Agreement, dated as of August 1, 2015, by and between Parsley Energy, Inc. and Brad Smith (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 29, 2016).

10.39†
Indemnification Agreement, dated as of January 1, 2016, by and between Parsley Energy, Inc. and Cecilia Camarillo (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 29, 2016).

10.40†
Indemnification Agreement, dated as of March 23, 2016, by and between Parsley Energy, Inc. and Ronald Brokmeyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on March 23, 2016).

10.41†
Indemnification Agreement, dated as of April 1, 2016, by and between Parsley Energy, Inc. and Stephanie Reed (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

10.42†
Indemnification Agreement, dated as of July 26, 2016, by and between Parsley Energy, Inc. and Larry Parnell (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

10.43†
Indemnification Agreement, dated as of December 21, 2016, by and between Parsley Energy, Inc. and Jerry Windlinger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on December 21, 2016).

10.44†
Indemnification Agreement, dated as of January 5, 2017, by and between Parsley Energy, Inc. and Kristin McClure (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 27, 2017).

10.45†
Indemnification Agreement, dated as of January 5, 2017, by and between Parsley Energy, Inc. and Mark Timmons (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 27, 2017).

10.46†
Indemnification Agreement, dated as of January 5, 2017, by and between Parsley Energy, Inc. and Mark Brown (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 27, 2017).

10.47†
Indemnification Agreement, dated as of August 1, 2017, by and between Parsley Energy, Inc. and Karen Hughes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on August 3, 2017).

10.48†
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

10.50†
First Amendment to Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

10.51†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

10.52†
Form of Notice of Grant of Restricted Stock (Time-Based) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on November 4, 2016).

10.53†
Form of Notice of Grant of Restricted Stock (Performance-Based) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-195230, filed with the SEC on May 12, 2014).

10.54†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

10.55†
Form of Notice of Grant of Restricted Stock Units (Time-Based) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

Exhibit No.
10.56†
Form of Notice of Grant of Restricted Stock Units (Performance-Based) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on March 11, 2015).

10.57†
Letter Agreement, dated as of January 9, 2018, by and between Parsley Energy, Inc. and Bryan Sheffield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on January 9, 2018).

10.58*†	Form of Notice of Grant of Restricted Stock (Performance-Based)

10.59*†	Form of Restricted Stock Agreement

21.1*	List of Subsidiaries of Parsley Energy, Inc.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Netherland, Sewell & Associates, Inc. Audit Letter.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Labels Linkbase Document.

†	Management contract or compensatory plan or agreement

*	Filed herewith.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 28, 2018	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2018	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman and Chief Executive Officer (Principal Executive Officer)

February 28, 2018	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)

February 28, 2018	By:	/s/ A.R. Almeddine
A.R. Alameddine
Director

February 28, 2018	By:	/s/ Ronald Brokmeyer
Ronald Brokmeyer
Director

February 28, 2018	By:	/s/ William Browning
William Browning
Director

February 28, 2018	By:	/s/ Hemang Desai
Hemang Desai
Director

February 28, 2018	By:	/s/ Matt Gallagher
Matt Gallagher
Director

February 28, 2018	By:	/s/ Karen Hughes
Karen Hughes
Director

February 28, 2018	By:	/s/ David H. Smith
David H. Smith
Director

February 28, 2018	By:	/s/ Jerry Windlinger
Jerry Windlinger
Director

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
Parsley Energy, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Parsley Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP
We have served as the Company’s auditor since 2013.
Dallas, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
Parsley Energy, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Parsley Energy, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP
Dallas, Texas
February 28, 2018

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017		December 31, 2016
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$554,189		$133,379
Short-term investments	149,283		—
Restricted cash	—		3,290
Accounts receivable:
Joint interest owners and other	42,174		12,698
Oil, natural gas and NGLs	123,147		59,174
Related parties	388		290
Short-term derivative instruments	41,957		39,708
Assets held for sale	1,790		—
Other current assets	6,558		50,949
Total current assets	919,486		299,488
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	8,551,314		4,063,417
Accumulated depreciation, depletion, amortization and impairment	(822,459)		(506,175)
Total oil and natural gas properties, net	7,728,855		3,557,242
Other property, plant and equipment net	106,587		59,318
Total property, plant and equipment, net	7,835,442		3,616,560
NONCURRENT ASSETS
Assets held for sale, net	14,985	54	—
Long-term derivative instruments	15,732		16,416
Other noncurrent assets	7,553		6,318
Total noncurrent assets	38,270		22,734
TOTAL ASSETS	$8,793,198		$3,938,782
The accompanying notes are an integral part of these consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2017	December 31, 2016
	(In thousands, except share data)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$407,698	$162,317
Revenue and severance taxes payable	109,917	69,452
Current portion of long-term debt	2,352	67,214
Short-term derivative instruments	84,919	44,153
Current portion of asset retirement obligations	7,203	1,818
Total current liabilities	612,089	344,954
NONCURRENT LIABILITIES
Liabilities related to assets held for sale	405	—
Long-term debt	2,179,525	1,041,324
Asset retirement obligations	19,967	9,574
Deferred tax liability, net	21,403	5,483
Payable pursuant to tax receivable agreement	58,479	94,326
Long-term derivative instruments	20,624	12,815
Total noncurrent liabilities	2,300,403	1,163,522
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 252,419,601 shares issued and 252,260,300 shares outstanding at December 31, 2017 and 179,730,033 shares issued and 179,590,617 shares outstanding at December 31, 2016	2,524	1,797
Class B, $0.01 par value, 125,000,000 shares authorized, 62,128,257 and 28,008,573 issued and outstanding at December 31, 2017 and December 31, 2016	622	280
Additional paid in capital	4,666,365	2,151,197
Retained earnings (accumulated deficit)	43,519	(63,255)
Treasury stock, at cost, 159,301 shares and 139,416 at December 31, 2017 and December 31, 2016	(735)	(381)
Total stockholders’ equity	4,712,295	2,089,638
Noncontrolling interest	1,168,411	340,668
Total equity	5,880,706	2,430,306
TOTAL LIABILITIES AND EQUITY	$8,793,198	$3,938,782
The accompanying notes are an integral part of these consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
REVENUES
Oil sales	$802,230	$387,303	$215,795
Natural gas sales	56,571	30,928	26,582
Natural gas liquids sales	103,193	38,273	23,680
Other	5,050	1,269	417
Total revenues	967,044	457,773	266,474
OPERATING EXPENSES
Lease operating expenses	102,169	59,293	62,913
Production and ad valorem taxes	59,641	27,916	17,800
Depreciation, depletion and amortization	352,247	233,766	178,281
General and administrative expenses (including stock-based compensation of $19,619, $12,871 and $8,133 for the years ended December 31, 2017, 2016 and 2015)	124,255	84,591	55,294
Exploration and abandonment costs	40,415	13,931	13,865
Impairment	—	—	950
Acquisition costs	10,977	1,081	—
Accretion of asset retirement obligations	971	732	826
Rig termination costs	—	—	8,970
Other operating expenses	9,568	5,316	1,696
Total operating expenses	700,243	426,626	340,595
OPERATING INCOME (LOSS)	266,801	31,147	(74,121)
OTHER (EXPENSE) INCOME
Interest expense, net	(97,381)	(56,225)	(45,581)
Loss on sale of property	(14,332)	(119)	(34,374)
Loss on early extinguishment of debt	(3,891)	(36,335)	—
(Loss) gain on derivatives	(66,135)	(50,835)	60,818
Change in TRA liability	35,847	7,351	—
Interest income	7,936	992	28
Other income (expense)	783	(2,317)	(3,556)
Total other expense, net	(137,173)	(137,488)	(22,665)
INCOME (LOSS) BEFORE INCOME TAXES	129,628	(106,341)	(96,786)
INCOME TAX (EXPENSE) BENEFIT	(5,708)	17,424	23,755
NET INCOME (LOSS)	123,920	(88,917)	(73,031)
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(17,146)	14,735	22,547
NET INCOME (LOSS) ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$106,774	$(74,182)	$(50,484)

Net income (loss) per common share:
Basic	$0.44	$(0.46)	$(0.45)
Diluted	$0.42	$(0.46)	$(0.45)
Weighted average common shares outstanding:
Basic	240,733	161,793	111,271
Diluted	296,512	161,793	111,271
The accompanying notes are an integral part of these consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	(Accumulated deficit) retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interest	Total equity
Balance at 12/31/2014	93,937	32,145	$932	$321	$644,636	$61,352	37	$—	$707,241	$285,248	$992,489
Issuance of Class A Common Stock, net of underwriters discount and expenses	42,748	—	428	—	668,990	—	—	—	669,418	—	669,418
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	(56,856)	—	—	—	(56,856)	56,856	—
Increase in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(18,383)	—	—	—	(18,383)	—	(18,383)
Tax benefit from tax receivable agreement	—	—	—	—	5,500	—	—	—	5,500	—	5,500
Initial noncontrolling interest allocation attributable to Pacesetter	—	—	—	—	—	—	—	—	—	2,592	2,592
Issuance of restricted stock	42	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	(293)	—	68	(71)	(364)	—	(364)
Vesting of restricted stock units	2	—	—	—	—	—	—	(6)	(6)	—	(6)
Stock-based compensation	—	—	—	—	8,426	—	—	—	8,426	—	8,426
Net loss	—	—	—	—	—	(50,484)	—	—	(50,484)	(22,547)	(73,031)
Balance at 12/31/2015	136,729	32,145	1,360	321	1,252,020	10,868	105	(77)	1,264,492	322,149	1,586,641
Adoption of ASU 2016-09	—	—	—	—	—	59	—	—	59	—	59
Restated balance	136,729	32,145	1,360	321	1,252,020	10,927	105	(77)	1,264,551	322,149	1,586,700
Issuance proceeds, net of underwriters discount and expenses	38,812	—	388	—	929,927	—	—	—	930,315	—	930,315
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	(80,255)	—	—	—	(80,255)	80,255	—
Increase in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(13,215)	—	—	—	(13,215)	—	(13,215)
Exchange of PE Units and Class B Common Stock for Class A Common Stock	4,137	(4,137)	41	(41)	47,001	—	—	—	47,001	(47,001)	—
Change in net deferred tax liability due to exchange of PE Units and Class B Common Stock for Class A Common Stock	—	—	—	—	(5,999)	—	—	—	(5,999)	—	(5,999)
Tax benefit from tax receivable agreement	—	—	—	—	8,855	—	—	—	8,855	—	8,855
Issuance of restricted stock	37	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	15	—	8	—	(8)	—	—	(91)	(91)	—	(91)
Repurchase of common stock	—	—	—	—	—	—	12	(213)	(213)	—	(213)
Restricted stock forfeited	—	—	—	—	(105)	—	22	—	(105)	—	(105)
Stock-based compensation	—	—	—	—	12,976	—	—	—	12,976	—	12,976
Net loss	—	—	—	—	—	(74,182)	—	—	(74,182)	(14,735)	(88,917)
Balance at 12/31/2016	179,730	28,008	$1,797	$280	$2,151,197	$(63,255)	139	$(381)	$2,089,638	$340,668	$2,430,306

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands) (continued)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interest	Total equity
Issuance proceeds, net of underwriters discount and expenses	66,700	—	667		2,122,860	—	—	—	2,123,527	—	2,123,527
Shares of Class B Common Stock issued for acquisition	—	39,849	—	399	1,182,919	—	—	—	1,183,318	—	1,183,318
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	(915,749)	—	—	—	(915,749)	915,749	—
Exchange of PE Units and Class B Common Stock for Class A Common Stock	5,729	(5,729)	57	(57)	105,522	—	—	—	105,522	(105,522)	—
Issuance of restricted stock	228	—	3	—	(3)	—	—	—	—	370	370
Vesting of restricted stock units	33	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	12	(354)	(354)	—	(354)
Restricted stock forfeited	—	—	—	—	(14)	—	8	—	(14)	—	(14)
Stock-based compensation	—	—	—	—	19,633	—	—	—	19,633	—	19,633
Net income	—	—	—	—	—	106,774	—	—	106,774	17,146	123,920
Balance at 12/31/2017	252,420	62,128	$2,524	$622	$4,666,365	$43,519	159	$(735)	$4,712,295	$1,168,411	$5,880,706
The accompanying notes are an integral part of these consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$123,920	$(88,917)	$(73,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	352,247	233,766	178,281
Impairment expense	—	—	950
Inventory write down	1,060	—	4,147
Accretion of asset retirement obligations	971	732	826
Loss on sale of property	14,332	119	34,374
Loss on early extinguishment of debt	3,891	36,335	—
Amortization and write off of deferred loan origination costs	4,720	3,190	2,702
Amortization of bond premium	(516)	(874)	(764)
Deferred income tax expense (benefit)	5,752	(17,582)	(24,041)
Change in TRA liability	(35,847)	(7,351)	—
Stock-based compensation expense	19,619	12,871	8,133
Loss (gain) on derivatives	66,135	50,835	(60,818)
Net cash received for derivative settlements	16,172	32,364	43,767
Net cash (paid) received for option premiums	(28,426)	(10,334)	40,656
Net premiums (paid) received on options that settled during the period	(37,103)	31,757	11,406
Other	33,719	6,169	7,310
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	3,290	(2,151)	(1,139)
Accounts receivable	(95,239)	(35,774)	24,103
Accounts receivable—related parties	(98)	100	3,675
Materials and supplies	—	—	3,767
Other current assets	82,520	(71,052)	(22,793)
Other noncurrent assets	(536)	748	(588)
Accounts payable and accrued expenses	122,992	20,897	(7,001)
Revenue and severance taxes payable	40,465	32,343	(1,257)
Other noncurrent liabilities	—	—	(375)
Net cash provided by operating activities	694,040	228,191	172,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(1,089,256)	(505,802)	(382,550)
Acquisitions of oil and natural gas properties	(2,192,093)	(1,346,190)	(73,807)
Acquisition of Pacesetter Drilling, LLC	—	—	(2,408)
Additions to other property and equipment	(54,896)	(33,374)	(19,755)
Proceeds from sale of property	30,537	—	51,355
Purchases of short-term investments	(149,283)	—	—
Other	(1,869)	—	—
Net cash used in investing activities	(3,456,860)	(1,885,366)	(427,165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	1,152,780	1,057,500	105,000
Payments on long-term debt	(74,769)	(521,944)	(225,794)
Debt issue costs	(17,371)	(18,097)	(1,138)
Proceeds from issuance of common stock, net	2,123,344	930,315	669,418
Purchases of common stock	(354)	(213)	(71)
Vesting of restricted stock units	—	(91)	(6)
Net cash provided by financing activities	3,183,630	1,447,470	547,409
Net increase (decrease) in cash and cash equivalents	420,810	(209,705)	292,534
Cash and cash equivalents at beginning of year	133,379	343,084	50,550
Cash and cash equivalents at end of year	$554,189	$133,379	$343,084
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$63,170	$65,513	$43,993
Cash paid for income taxes	$350	$315	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$15,428	$(6,646)	$3,441
Additions (reductions) to oil and natural gas properties - change in capital accruals	$118,145	$(9,831)	$18,300
Additions to other property and equipment funded by capital lease borrowings	$3,904	$2,758	$939
Common stock issued for oil and natural gas properties	$1,183,501	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company”) was formed on December 11, 2013, pursuant to the laws of the State of Delaware to succeed the Company’s predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin. The Company is engaged in the acquisition and development of unconventional oil and natural gas reserves located in the Permian Basin, which is located in West Texas and Southeastern New Mexico.
Double Eagle Acquisition
On April 20, 2017, the Company, and its subsidiary, Parsley Energy LLC (“Parsley LLC”), completed the acquisition (the “Double Eagle Acquisition”) of all of the interests in Double Eagle Lone Star LLC, DE Operating LLC, and Veritas Energy Partners, LLC (which were subsequently renamed Parsley DE Lone Star LLC, Parsley DE Operating LLC, and Parsley Veritas Energy Partners, LLC, respectively) from Double Eagle Energy Permian Operating LLC (“DE Operating”), Double Eagle Energy Permian LLC (“DE Permian”), and Double Eagle Energy Permian Member LLC (together with DE Operating and DE Permian, “Double Eagle”), as well as certain related transactions with an affiliate of Double Eagle. The aggregate purchase price for the Double Eagle Acquisition consisted of approximately (i) $1,395.6 million in cash and (ii) 39,848,518 units of Parsley LLC (“PE Units”) and a corresponding 39,848,518 shares of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”). The Double Eagle Acquisition is discussed in further detail in Note 5—Acquisitions of Oil and Natural Gas Properties.
As described in Note 8—Equity, under the Second Amended and Restated Limited Liability Company Agreement of Parsley LLC (the “Parsley LLC Agreement”), the holders of PE Units generally have the right to exchange their PE Units (and a corresponding number of shares of Class B Common Stock) for shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), at an exchange ratio of one share of Class A Common Stock for each PE Unit (and corresponding share of Class B Common Stock) exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications.
Public Offerings of Common Stock
During 2015, the Company entered into multiple underwriting agreements to sell a total of 42,747,161 shares of Class A Common Stock (including 1,950,000 shares issued pursuant to the underwriters’ option to purchase additional shares) in multiple underwritten public offerings (the “2015 Equity Offerings”). The 2015 Equity Offerings resulted in gross proceeds of approximately $683.7 million to the Company and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of approximately $669.4 million. The Company used a portion of the net proceeds to repay outstanding borrowings under the Company’s Revolving Credit Agreement (as defined in Note 7—Debt), to fund certain acquisitions of oil and natural gas interests and for general corporate purposes.
During 2016, the Company entered into multiple underwriting agreements to sell a total of 38,812,500 shares of Class A Common Stock (including 5,062,500 shares issued pursuant to the underwriters’ option to purchase additional shares) in multiple underwritten public offerings (the “2016 Equity Offerings”). The 2016 Equity Offerings resulted in gross proceeds to the Company of approximately $962.2 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of approximately $930.3 million. The Company used a portion of the net proceeds to fund certain acquisitions of oil and natural gas interests and the remaining net proceeds to fund a portion of its capital program and for general corporate purposes, including acquisitions.
On January 10, 2017, the Company entered into an underwriting agreement to sell 25,300,000 shares of Class A Common Stock (including 3,300,000 shares issued pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share in an underwritten public offering (the “January Offering”). The January Offering closed on January 17, 2017 and resulted in gross proceeds to the Company of approximately $885.5 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of approximately $863.0 million. The Company used a portion of the net proceeds from the January Offering to fund the aggregate purchase price for certain acquisitions of oil and natural gas interests in the Midland and Delaware Basins and the remaining net proceeds to fund a portion of its capital program and for general corporate purposes, including acquisitions.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

On February 7, 2017, the Company entered into an underwriting agreement to sell 41,400,000 shares of Class A Common Stock (including 5,400,000 shares issued pursuant to the underwriters’ option to purchase additional shares), at a price of $31.00 per share in an underwritten public offering (the “February Offering,” and together with the January Offering, the “2017 Equity Offerings”). The February Offering closed on February 13, 2017 and resulted in gross proceeds to the Company of approximately $1,283.4 million and net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses of approximately $1,260.5 million. As discussed in Note 5—Acquisitions of Oil and Natural Gas Properties, a portion of the net proceeds was used to partially fund the cash portion of the purchase price for the Double Eagle Acquisition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
These consolidated financial statements include the accounts of (i) the Company, (ii) Parsley LLC, (iii) the direct and indirect wholly owned subsidiaries of Parsley LLC, and (iv) an indirect, majority owned subsidiary of Parsley LLC, Pacesetter Drilling, LLC, of which Parsley LLC owns, indirectly, a 63.0% interest. Parsley LLC also owns, indirectly, a 42.5% noncontrolling interest in Spraberry Production Services, LLC (“SPS”). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intra-company balances and transactions have been eliminated.
Use of Estimates
These consolidated financial statements and related notes are presented in accordance with GAAP. Preparation in accordance with GAAP requires the Company to (i) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the SEC and (ii) make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s management believes the major estimates and assumptions impacting the Company’s consolidated financial statements are the following:

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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Restricted Cash
The Company’s restricted cash at December 31, 2016 of $3.3 million consisted of cash deposited into an escrow account that was contractually restricted involving a non-related party. The restricted cash included revenues associated with an operated well. During December 2017, the matter was resolved, resulting in the release of $4.8 million, including all of the escrowed funds, and the Company’s recognition of $3.6 million of sales, net of production taxes. As of December 31, 2017, the Company had no restricted cash.
Short-term Investments
Periodically, the Company invests in commercial paper with investment grade rated entities. The Company also periodically enters into time deposits with financial institutions. Commercial paper and time deposits are included in cash and cash equivalents if they have maturity dates that are less than three months at the date of purchase; otherwise, investments are reflected as short-term investments in the accompanying consolidated balance sheets based on their maturity dates. As of December 31, 2017, all of the Company’s short-term investments mature within one year.
Accounts Receivable
Accounts receivable consist of receivables from joint interest owners on properties the Company operates and crude oil, natural gas and NGLs production delivered to purchasers. The purchasers remit payment for production directly to the Company. Most payments are received within three months after the production date.
Amounts due from joint interest owners or purchasers are stated net of an allowance for doubtful accounts when the Company believes collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2017 or December 31, 2016.
Significant Customers
For the years ended December 31, 2017, 2016 and 2015, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Year Ended December 31,
	2017	2016	2015
Shell Trading (US) Company	62%	44%	23%
BML, Inc.	2%	13%	19%
Targa Pipeline Mid-Continent, LLC	13%	13%	12%
TransOil Marketing, LLC	1%	8%	13%
The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Oil and Natural Gas Properties
Oil and natural gas exploration, development and production activities are accounted for in accordance with the successful efforts method of accounting. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized.
As exploration and development work progresses and the reserves on these properties are proven, capitalized costs attributed to the properties and mineral interests are subject to depreciation, depletion and amortization (“DD&A”). Depletion of capitalized costs is provided using the units-of-production method based on proved oil and gas reserves related to the associated reservoir.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table summarizes the changes in the Company’s asset retirement obligation for the periods indicated (in thousands):

	Year ended December 31,
	2017	2016
Asset retirement obligations, beginning of year	$11,392	$18,220
Additional liabilities incurred	9,081	3,290
Disposition of wells	(432)	(858)
Accretion expense	971	732
Liabilities settled upon plugging and abandoning wells	(189)	(56)
Revision of estimates	6,752	(9,936)
Liabilities related to assets held for sale	(405)	—
Asset retirement obligations, end of year	$27,170	$11,392
Allocation of Purchase Price in Business Combinations
As part of its business strategy, the Company regularly pursues the acquisition of oil and natural gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. The Company’s most significant estimates in its allocation typically relate to the value assigned to future recoverable oil and natural gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.
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
Exploration and Abandonment Costs
Exploration and abandonment costs, other than exploration drilling costs, are charged to expense as incurred. These costs include seismic expenditures and other geological and geophysical costs, exploratory dry holes, impairment and amortization of unproved leasehold costs and lease rentals. The costs of exploratory wells and exploratory-type stratigraphic wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a 12-month period after drilling is complete.
Unproved oil and natural gas properties are assessed quarterly for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table summarizes exploration and abandonment costs incurred by the Company for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Leasehold abandonments	$32,872	$6,063	$8,227
Geological and geophysical costs	5,429	3,015	5,459
Idle drilling rig fees	1,070	4,304	—
Unproved leasehold amortization	1,044	549	179
Total exploration and abandonment costs	$40,415	$13,931	$13,865
Other Property and Equipment, net
Other property and equipment is recorded at cost. The Company expenses maintenance and repairs in the period incurred. Upon retirements or disposition of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet with the resulting gains or losses, if any, reflected in operations. Depreciation of other property and equipment is computed using the straight line method over their estimated useful lives, which range from three years to 15 years. Depreciation expense on other property and equipment was $11.5 million, $6.6 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Materials and supplies are stated at the lower of cost or market and consists of oil and gas drilling or repair items such a tubing, casing and pumping units. These items are primarily acquired for use in future drilling or repair operations and are carried at lower of cost or market. “Market,” in the context of valuation, represents net realizable value, which is the amount that the Company is allowed to bill to the joint account under joint operating agreements to which the Company is a party. The Company evaluated materials and supplies based on current operations and determined that these materials and supplies would not be utilized in the current year and includes them in noncurrent assets as non-depreciable other property, plant and equipment. See Note 13—Disclosures about Fair Value of Financial Instruments for additional information regarding the Company’s impairment of materials and supplies.
Equity Investments
Equity investments in which the Company exercises significant influence but does not control are accounted for using the equity method. Under the equity method, generally the Company’s share of investees’ earnings or loss, after elimination of intra-company profit or loss, is recognized in the consolidated statement of operations. The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company would recognize an impairment provision. There was no impairment for the Company’s equity investments for the years ended December 31, 2017, 2016 and 2015.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Revenue Recognition
Revenues from the sale of crude oil, natural gas and NGLs are recognized when the production is sold, net of any royalty interest. Because final settlement of the Company’s hydrocarbon sales can take up to two months, the expected sales volumes and prices for those properties are estimated and accrued using information available at the time the revenue is recorded. Natural gas revenues are recorded using the entitlement method of accounting whereby revenue is recognized based on the Company’s proportionate share of natural gas production. At December 31, 2017, 2016 and 2015, the Company did not have any natural gas imbalances. Transportation expenses are included as a reduction of natural gas revenue and are not material.
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for the benefit of all employees at their date of hire. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contribution of up to a certain percentage of an employee’s contributions. For the years ended December 31, 2017, 2016 and 2015, the Company made contributions to the plan of $2.8 million, $1.9 million and $1.4 million, respectively.
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
SEC Staff Accounting Bulletin No. 118 provides guidance for companies that have not completed their accounting for the income tax effects of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), in the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

period of enactment and allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of February 28, 2018, the Company has substantially completed its accounting for the tax effects of the enactment of the Tax Act. The Company has made a reasonable estimate of the effects on its deferred tax balances. The Company is still analyzing certain aspects of the Tax Act and the Company is refining its calculations, which could potentially affect the measurement of related deferred tax balances or potentially give rise to new deferred tax amounts. The Company does not expect that a material adjustment to its deferred tax position will result from the completion of its computations, which the Company expects to finalize by the fourth quarter of 2018.
To account for the effects of the Tax Cut and Jobs Act, the Company remeasured its deferred tax assets and liabilities based on the federal income and state income tax rates at which they are now expected to reverse, and they now generally reflect a federal income tax rate of 21%. The enacted rate change resulted in a noncash increase of approximately $23.9 million to the Company’s income tax provision, a corresponding reduction of $23.9 million to the Company’s net noncurrent deferred tax asset balance and a reduction in valuation allowance of $24.3 million December 31, 2017. Any adjustments recorded to these estimates through 2018 will be included in income from operations as an adjustment to tax expense.
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
Segment Reporting
Operating segments are defined as components of an enterprise (i) that engage in activities from which it may earn revenues and incur expenses and (ii) for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance. This revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, and requires an entity (i) to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) provide expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU 2014-09 by one year.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company adopted this standard effective January 1, 2018 using the modified retrospective approach. During the fourth quarter of 2017, the Company completed a detailed review of various contracts that represent its material revenue streams and, based on such review, does not expect the standard to materially affect the Company’s results of operations, liquidity or financial position in 2018. Additionally, the Company will begin recognizing revenues based on the entitlement method rather than the sales method; this change will not have a material impact on the Company’s results of operations or financial position in 2018. The Company has also implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the required disclosures under the standards. As described above, beginning with the Company’s Form 10-Q for the three months ended March 31, 2018, additional disclosures will be required to describe the nature, amount, timing and certainty of revenue and cash flows from contracts with customers, including a disaggregation of revenue and remaining performance obligations.
As an example of this evaluation and disclosure, under the Company’s natural gas processing contracts, the Company delivers natural gas to midstream processing companies at the wellhead or their system inlets. The midstream processing companies gather and process the delivered natural gas and, in turn, remit proceeds to the Company for sales of NGLs and residue gas. In these scenarios, the Company evaluates whether the midstream processing company is acting as the principal or the agent. For those contracts where it is concluded the midstream processing company is acting as an agent and the ultimate third party is the Company’s customer, the Company recognizes revenue on a gross basis, with transportation, gathering, processing and compression fees presented as an expense in its Statement of Operations. For those contracts where it is concluded the midstream processing company is acting as the principal and the Company is the customer, the Company recognizes natural gas and NGLs revenues based on the net amount of proceeds received.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall, which addresses the fair value measurements, impairment assessment and disclosure requirements of equity securities, equity investments and other financial instruments and also clarifies current guidance to aid in the reduction of diversity in practice. For public business entities, the amended guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those years. The amended guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively. The Company has completed its evaluation of the effect of the standard on its ongoing financial reporting and has determined the ASU will not materially impact its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lessees’ recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate under land easements that exist or expired before the entity's adoption of this ASU and that were not previously accounted for as leases. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating all existing leases and agreements that are covered by this standard and will continue to evaluate the impact on the financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues, including cash payments associated with debt and debt modification, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions made from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. The Company has completed their evaluation of the ASU and has determined the standard will not materially affect the Company’s consolidated financial statements or notes to the consolidated financial statements, with the exception of presentation on the Company’s statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU also eliminates the exception for an intra-entity transfer of an asset other than inventory. The amended guidance does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a modified retrospective basis through a cumulative-effect

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted for any entity as of the beginning of an annual reporting period for which financial statements have not been issued or been made available for issuance. The Company has completed their evaluation of the ASU and has determined the standard will not materially affect the Company’s consolidated financial statements or notes to the consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. The Company will implement the new guidance on January 1, 2018. The amended guidance is not expected to materially affect the Company’s consolidated financial statements or notes to the consolidated financial statement, with the exception of the presentation of restricted cash and restricted cash equivalents on the consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a framework which specifies the minimum inputs and processes required for an integrated set of assets and activities to meet the definition of a business. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after their effective date and no disclosures are required at transition. Early adoption is permitted for transactions when the acquisition date or disposal date occurs before the issuance date or effective date of the amendment, but only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company plans to implement the new guidance on January 1, 2018 and because the ASU will be implemented on a prospective basis, it will only affect the consolidated financial statements and notes to the consolidated financial statements in future periods.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The standard has an effective date for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard in the fourth quarter ended December 31, 2017. The amendments in this standard are to be applied prospectively to an award modified on or after the adoption date. Adopting this standard had no impact on the Company’s consolidated financial statements.
NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company utilizes put spread options, three-way collars, two-way collars, commodity swap contracts and basis swap contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company’s annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects.
The Company uses put spread options and collars to manage commodity price risk for NYMEX WTI. A put spread option is a combination of two options: a purchased put and a sold put. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price plus the excess of the purchased put strike price over the sold put strike price. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
Additionally, the Company uses basis swap contracts to mitigate basis risk caused by the volatility of the Company’s basis differentials. The basis swap contracts establish the differential between Cushing WTI prices and the relevant price index at which oil production is sold.
Oil Production Derivative Activities
The Company’s material physical sales contracts governing its oil production are tied directly to, or are typically correlated with, NYMEX WTI oil prices. The Company uses put spread options, collars and three-way collars to manage oil price volatility and basis swap contracts to reduce basis risk between NYMEX WTI prices and the actual index prices at which the oil is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table sets forth the volumes associated with the Company’s outstanding oil derivative contracts expiring during the periods indicated and the weighted average oil prices for those contracts:

	Year Ending December 31,
Crude Options	2018	2019
Put spread
Purchased:
Puts (1)
Notional (MBbl)	10,500	2,100
Weighted average strike price	$50.43	$50.00
Sold:
Puts (1)
Notional (MBbl)	(10,500)	(2,100)
Weighted average strike price	$40.29	$40.00

Three-way collars
Purchased:
Puts
Notional (MBbl)	14,100	3,000
Weighted average strike price	$50.21	$50.00
Sold:
Puts
Notional (MBbl)	(14,100)	(3,000)
Weighted average strike price	$40.05	$40.00
Calls
Notional (MBbl)	(14,100)	(3,000)
Weighted average strike price	$70.54	$80.40

Two-way Collars
Purchased:
Puts
Notional (MBbl)	825	—
Weighted average strike price	$45.67	$—
Sold:
Calls
Notional (MBbl)	(825)	—
Weighted average strike price	$61.31	$—

Basis swap contracts: (2)
Midland-Cushing index swap volume (MBbl) (3)	4,158	—
Price differential ($/Bbl)	$(0.86)	$—

(1)	Excludes 1,818 notional MBbls with a fair value of $1.4 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Natural Gas Production Derivative Activities
All material physical sales contracts governing the Company’s natural gas production are tied directly or indirectly to NYMEX Henry Hub natural gas prices or regional index prices where the natural gas is sold. The Company uses three-way collars and swaps to manage natural gas price volatility.
The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the periods indicated and the weighted average natural gas prices for those contracts:

Year Ending December 31,
Natural Gas	2018
Three-Way Collars
Purchased:
Puts
Notional (MMbtu)	5,400
Weighted average strike price	$3.11
Sold:
Puts
Notional (MMbtu)	(5,400)
Weighted average strike price	$2.68
Calls
Notional (MMbtu)	(5,400)
Weighted average strike price	$4.09

Swaps
Volume (MMbtu)	450
Strike price ($/MMbtu)	$3.50
Effect of Derivative Instruments on the Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ending December 31,
	2017	2016	2015
Changes in fair value of derivative instruments	$(44,702)	$(109,033)	2,958
Net derivative settlements	15,670	26,441	46,454
Net premiums realization on options that settled during the period	(37,103)	31,757	11,406
(Loss) gain on derivatives	$(66,135)	$(50,835)	$60,818
The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 13—Disclosures about Fair Value of Financial Instruments. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During the years ended December 31,

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

2017, 2016 and 2015, the Company did not receive or post any margins in connection with collateralizing its derivative positions.
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
December 31, 2017
Derivative assets with right of offset or master netting agreements	$59,132	$(1,443)	$57,689
Derivative liabilities with right of offset or master netting agreements	(106,986)	1,443	(105,543)

December 31, 2016
Derivative assets with right of offset or master netting agreements	$66,417	$(10,293)	$56,124
Derivative liabilities with right of offset or master netting agreements	(67,261)	10,293	(56,968)
Concentration of Credit Risk
The financial integrity of the Company’s exchange-traded contracts is assured by NYMEX through systems of financial safeguards and transaction guarantees and is therefore subject to nominal credit risk. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with a large multinational financial institution with investment grade credit rating or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of December 31, 2017 and 2016 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, established credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company typically enters into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. The Company did not incur any losses due to counterparty bankruptcy filings during any of the years ended December 31, 2017, 2016 or 2015.
Credit Risk Related Contingent Features in Derivatives
Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk related event. These events, which are defined by the existing commodity derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. None of the Company’s commodity derivative instruments, excluding net premiums payable, were in a net liability position with respect to any individual counterparty at December 31, 2017 or 2016.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	December 31, 2017	December 31, 2016
Oil and natural gas properties:
Subject to depletion	$4,492,802	$2,376,712
Not subject to depletion
Incurred in 2017	2,837,766	—
Incurred in 2016	947,210	1,215,920
Incurred in 2015 and prior	273,536	470,785
Total not subject to depletion	4,058,512	1,686,705
Oil and natural gas properties, successful efforts method	8,551,314	4,063,417
Less accumulated depreciation, depletion and impairment	(822,459)	(506,175)
Total oil and natural gas properties, net	7,728,855	3,557,242
Other property, plant and equipment	131,115	73,382
Less accumulated depreciation	(24,528)	(14,064)
Other property, plant and equipment, net	106,587	59,318
Total property, plant and equipment, net	$7,835,442	$3,616,560
Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects. At December 31, 2017 and 2016, the Company had excluded $4,058.5 million and $1,686.7 million of capitalized costs from depletion.
As the Company’s exploration and development work progresses, and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties and mineral interests are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and gas reserves related to the associated reservoir. Depletion expense on capitalized oil and gas properties was $340.8 million, $227.2 million and $173.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had no exploratory wells in progress at December 31, 2017, 2016 or 2015.
Costs not subject to depletion primarily include leasehold costs, broker and legal expenses and capitalized internal costs associated with developing oil and natural gas prospects on these properties. Leasehold costs are transferred into costs subject to depletion on an ongoing basis as these properties are evaluated and proved reserves are established.
Costs not subject to depletion also include costs associated with development wells in progress or awaiting completion at year-end. These costs are transferred into costs subject to depletion on an ongoing basis as these wells are completed and proved reserves are established or confirmed. These costs totaled $94.4 million and $49.4 million at December 31, 2017 and 2016, respectively. The Company anticipates that the $94.4 million associated with the wells in progress at December 31, 2017 will be transferred to costs subject to depletion during 2017. The $49.4 million associated with the wells in progress at December 31, 2016 was transferred to costs subject to depletion during 2017.
The Company capitalizes interest on expenditures made in connection with long term projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use and only to the extent the company has incurred interest expense. There was no capitalized interest recorded during the year ended December 31, 2017, 2016 or 2015.

NOTE 5. ACQUISITIONS OF OIL AND NATURAL GAS PROPERTIES
The Company incurred costs of $194.5 million, $79.1 million and $38.8 million related to the acquisition of leasehold acreage during the years ended December 31, 2017, 2016 and 2015, respectively, which are included as part of costs not subject to depletion. During the year ended December 31, 2017, the Company reflected $176.5 million, as part of costs not subject to depletion and $18.0 million, as part of costs subject to depletion within its oil and natural gas properties.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

During 2017, the Company acquired, from unaffiliated individuals and entities, interests in certain oil and natural gas properties through a number of separate, individually negotiated transactions, including the Double Eagle Acquisition (as defined in Note—1 Organization and Nature of Operations), for total consideration of $3,181.1 million. These acquisitions were accounted for using the acquisition method under ASC Topic 805, “Business Combinations,” which requires the acquired assets and liabilities to be recorded at fair values as of the respective acquisition dates. The Company reflected $464.2 million of the total consideration paid as part of its costs subject to depletion within its oil and natural gas properties and $2,716.9 million, as unproved leasehold costs within its oil and natural gas properties for year ended December 31, 2017. Excluding the Double Eagle Acquisition, the revenues and operating expenses attributable to these acquisitions during the year ended December 31, 2017 were not material.
As described in Note—1 Organization and Nature of Operations, on April 20, 2017, the Company and Parsley LLC completed the Double Eagle Acquisition, as well as certain related transactions with an affiliate of Double Eagle. The aggregate consideration for the Double Eagle Acquisition, following post-closing adjustments, was $2,579.1 million, which consisted of (i) approximately $1,395.6 million in cash and (ii) 39,848,518 PE Units and a corresponding 39,848,518 shares of Class B Common Stock. Of the aggregate consideration transferred, approximately $172.3 million in cash and approximately 4,921,557 PE Units (and a corresponding approximately 4,921,557 shares of Class B Common Stock) were deposited in an indemnity holdback escrow account.
The Company is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed in the Double Eagle Acquisition, and as a result, the estimates for fair value are subject to change. The Company anticipates certain changes, including, but not limited to, adjustments to working capital that are expected to be finalized prior to the measurement period’s expiration. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as a result of the Double Eagle Acquisition (in thousands):

Cash	$2,469
Receivables	20,413
Derivatives	3,970
Proved oil and natural gas properties	353,000
Unproved oil and natural gas properties	2,257,289
Total assets acquired	2,637,141
Accounts payable	(47,859)
Deferred tax liability	(10,167)
Total liabilities assumed	(58,026)
Estimated fair value of net assets acquired	$2,579,115
The Company has included in its consolidated statements of operations revenues of $75.9 million and earnings of $25.9 million for the period of April 20, 2017 to December 31, 2017 due to the Double Eagle Acquisition.
The Double Eagle Acquisition was deemed material for purposes of the following pro forma disclosures. The Double Eagle Acquisition was not included in the Company’s consolidated results until its closing date.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following unaudited pro forma information for the years ended December 31, 2017 and 2016 represents the results of the Company’s consolidated operations as if the Double Eagle Acquisition had occurred on January 1, 2016. This information is based on historical results of operations, adjusted for certain estimated accounting adjustments and does not purport to show the Company’s actual results of operations if the transaction would have occurred on January 1, 2016, nor is it necessarily indicative of future results. The financial information was derived from the Company’s unaudited historical consolidated financial statements for the years ended December 31, 2017 and 2016 and Double Eagle’s unaudited interim financial statements from January 1, 2016 to April 20, 2017.

	Year Ending December 31,
(in thousands, except per share data)	2017	2016
Revenues	$986,168	$494,073
Operating income	276,015	19,284
Net income (loss)	138,912	(116,696)
Net income (loss) attributable to Parsley Energy, Inc. Stockholders	105,629	(86,280)
Net income (loss) per common share:
Basic	$0.43	$(0.44)
Diluted	$0.41	$(0.44)
During 2016, the Company acquired from unaffiliated individuals and entities, interests in certain oil and natural gas properties through a number of separate, individually negotiated transactions for total cash consideration of $1,267.1 million. The Company reflected $261.4 million of the total consideration paid as part of its costs subject to depletion and $1,005.7 million as unproved leasehold costs within its oil and gas properties. The revenues and operating expenses attributable to the working interest acquisitions during the years ended December 31, 2017 and 2016 were not material.
During 2017 and 2016, the Company exchanged certain unproved acreage and oil and natural gas properties with a third party, with no gain or loss recognized.
During 2015, the Company acquired from unaffiliated individuals and entities, interests in certain oil and natural gas properties through a number of separate, individually negotiated transactions for total cash consideration of $35.0 million. The Company reflected $16.4 million of the total consideration paid as part of its costs subject to depletion and $18.6 million as unproved leasehold costs within its oil and gas properties. The revenues and operating expenses attributable to the working interest acquisitions during the years ended December 31, 2017, 2016 and 2015 were not material.
NOTE 6. SALES OF OIL AND NATURAL GAS PROPERTIES
In 2017, the Company sold 21,939 gross (7,476 net) acres for total proceeds of $30.5 million and recognized a $14.3 million loss on the divestitures.
In 2016, there was no such divestiture activity.
In 2015, the Company sold its interest in 91 net operated wells and 25,077 gross (16,319 net) acres for total proceeds of $48.7 million and recognized a $33.5 million loss on the divestitures.
Assets Held For Sale
As of December 31, 2017, certain assets and related liabilities (the “Assets Held For Sale”) were classified as held for sale due to a pending divestiture. Upon the classification change occurring on December 31, 2017, the Company ceased recording depletion on the Assets Held For Sale. Based on the Company’s anticipated sales price and historical cost, the Company will not recognize an impairment charge at December 31, 2017.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents balance sheet information related to the Assets Held for Sale:

Assets:
Accounts receivable, net	$1,790
Oil and natural gas properties
Proved oil and natural gas properties	18,435
Less: Accumulated depreciation, depletion and amortization	(3,450)
Oil and natural gas properties, net	14,985
Total assets held for sale, net	$16,775
Liabilities:
Asset retirement obligations	405
Total liabilities related to assets held for sale	$405
NOTE 7. DEBT
The Company’s debt consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Revolving Credit Agreement	$—	$—
7.500% senior unsecured notes due 2022	—	61,846
6.250% senior unsecured notes due 2024	400,000	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	—
5.625% senior unsecured notes due 2027	700,000	—
Capital leases	4,906	3,752
Other	—	3,500
Total debt	2,204,906	1,119,098
Debt issuance costs on senior unsecured notes	(26,341)	(14,388)
Premium on senior unsecured notes	3,312	3,828
Less: current portion	(2,352)	(67,214)
Total long-term debt	$2,179,525	$1,041,324
 Revolving Credit Agreement
On October 28, 2016, the Company and its subsidiary Parsley LLC entered into a new revolving credit agreement with, among others, Wells Fargo Bank, National Association, as administrative agent (the “New Revolving Credit Agreement”), providing for an initial borrowing base of $900.0 million and an initial commitment level of $600.0 million. The Revolving Credit Agreement replaced the Company’s previously existing amended and restated revolving credit agreement with, among others, Wells Fargo Bank, National Association, as administrative agent, which was terminated concurrently with entry into the New Revolving Credit Agreement. As used in these consolidated financial statements, the term “Revolving Credit Agreement” refers, prior to October 28, 2016, to the previously existing amended and restated credit agreement and, subsequent to October 28, 2016, to the New Revolving Credit Agreement.
The Revolving Credit Agreement provides for a five-year senior secured revolving credit facility, maturing on October 28, 2021, with a borrowing capacity of the lesser of (i) the borrowing base, (ii) aggregate elected borrowing base commitments and (iii) $2.5 billion. The Revolving Credit Agreement is secured by substantially all of Parsley LLC’s and its restricted subsidiaries’ assets.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2017, the Revolving Credit Agreement, as amended to date, provides for a borrowing base of $1.8 billion, which will continue to be redetermined by the lenders on a semi-annual basis each April 1 and October 1, with a commitment level of $1.0 billion. There were no borrowings outstanding and $2.7 million in letters of credit outstanding under the Revolving Credit Agreement as of December 31, 2017, resulting in availability of approximately $997.3 million. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
Borrowings under the Revolving Credit Agreement can be made in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBO rate plus an applicable margin ranging from 1.5% to 2.5%, depending on the percentage of the borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greater of (i) the prime rate of Wells Fargo, (ii) the federal funds effective rate plus 0.5% and (iii) the adjusted LIBO rate plus 1.0%, plus an applicable margin ranging from 0.5% to 1.5%, depending on the percentage of the borrowing base utilized. The Revolving Credit Agreement also provides for a commitment fee ranging from 0.375% to 0.500%, depending on the percentage of the borrowing base utilized. As of December 31, 2017, letters of credit outstanding under the Revolving Credit Agreement had a weighted average interest rate of 1.50%. The Company may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
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
The Revolving Credit Agreement places restrictions on Parsley LLC and certain of its subsidiaries with respect to, for example, additional indebtedness, liens, dividends and other payments, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters. The Revolving Credit Agreement also places customary “holding company” restrictions on the activities of the Company.
Redemption of 2022 Notes
On December 6, 2016, Parsley LLC commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the Company’s 7.500% senior unsecured notes due 2022 (the “2022 Notes”). On December 13, 2016, the Tender Offer expired and, at such time, $487.7 million aggregate principal amount of the 2022 Notes was validly tendered (which did not include $1.2 million aggregate principal amount of the 2022 Notes that remained subject to guaranteed delivery procedures). Parsley LLC accepted all of the 2022 Notes validly tendered and not validly withdrawn in the Tender Offer and, on December 13, 2016, made a cash payment of $537.1 million, which included principal of $487.7 million, a prepayment premium on the extinguishment of debt of $32.5 million, accrued interest of $12.0 million and other debt issuance costs of $4.9 million. On December 15, 2016, Parsley LLC made a cash payment of $0.5 million for the tender of an additional $0.4 million aggregate principal amount of the 2022 Notes and $0.1 million of prepayment premium on the extinguishment of debt and accrued interest. On January 5, 2017, Parsley LLC redeemed $61.8 million aggregate principal of the 2022 Notes that remained outstanding and made a cash payment of $67.5 million to the remaining holders of the 2022 Notes, which included principal of $61.8 million, prepayment premium on the extinguishment of debt of $3.9 million and accrued interest of $1.8 million. During the years ended December 31, 2017 and 2016, the Company recognized a loss on extinguishment of debt of $3.9 million and $36.3 million, respectively, which are included in Prepayment premium on extinguishment of debt on the Company’s consolidated statements of operations and in operating activities on the Company’s statements of cash flows.
6.250% Senior Unsecured Notes due 2024
On May 27, 2016, Parsley LLC and Parsley Finance Corp. (the “Issuers”) issued $200.0 million aggregate principal amount of 6.250% senior unsecured notes due 2024 (the “Initial 2024 Notes”) in an offering that was exempt from registration under the Securities Act (the “Initial 2024 Notes Offering”). The Initial 2024 Notes Offering resulted in net proceeds to the Company, after deducting initial purchaser discounts and commissions and offering expenses, of approximately $195.4 million.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

On August 19, 2016, the Issuers issued an additional $200.0 million aggregate principal amount of 6.250% senior notes due 2024 (the “New 2024 Notes” and together with the Initial 2024 Notes, the “2024 Notes”) at 102.000% of par, plus accrued and unpaid interest from May 27, 2016, in an offering that was exempt from registration under the Securities Act (the “New 2024 Notes Offering”). The New 2024 Notes were issued as additional notes under the indenture governing the Initial 2024 Notes. The New 2024 Notes have identical terms, other than the issue date, as the Initial 2024 Notes and the New 2024 Notes and Initial 2024 Notes will be treated as a single class of securities under the indenture governing the 2024 Notes. Interest is payable on the 2024 Notes semi-annually in arrears on each June 1 and December 1 and commenced December 1, 2016. The 2024 Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the subsidiaries of Parsley LLC that guarantee the indebtedness under the Revolving Credit Agreement, other than Finance Corp. (the “Guarantor Subsidiaries”). The 2024 Notes are not guaranteed by the Company and the Company is not subject to the terms of the indenture governing the 2024 Notes. The New 2024 Notes Offering resulted in gross proceeds to the Company of $206.8 million, including a $4.0 million premium and $2.8 million of accrued and unpaid interest and net proceeds to the Company, after deducting accrued and unpaid interest, initial purchaser discounts and commissions and offering expenses, of approximately $199.6 million. The interest received is included in Accounts payable and accrued expenses on the Company’s consolidated balance sheets and as an operating activity on the consolidated statements of cash flows.
At any time prior to June 1, 2019, the Issuers may, from time to time, redeem up to 35% of the aggregate principal amount of the 2024 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 106.250% of the principal amount of the 2024 Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the aggregate principal amount issued under the indenture governing the 2024 Notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. Prior to June 1, 2019, the Issuers may, on any one or more occasions, redeem all or a part of the 2024 Notes for cash at a redemption price equal to 100% of the principal amount of the 2024 Notes redeemed, plus a “make-whole” premium as of and accrued and unpaid interest, if any, to, the date of redemption. On and after June 1, 2019, the Issuers may redeem the 2024 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the 12-month period beginning on June 1, 2019, 103.125% for the 12-month period beginning June 1, 2020, 101.563% for the 12-month period beginning on June 1, 2021 and 100% beginning on June 1, 2022, plus accrued and unpaid interest to the redemption date.
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
5.375% Senior Unsecured Notes due 2025
On December 13, 2016, the Issuers issued $650.0 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the “2025 Notes”) in an offering that was exempt from registration under the Securities Act (the “2025 Notes Offering”). Interest is payable on the 2025 Notes semi-annually in arrears on each January 15 and July 15, commencing July 15, 2017. The 2025 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The 2025 Notes are not guaranteed by the Company and the Company is not subject to the terms of the indenture governing the 2025 Notes. The 2025 Notes Offering resulted in gross proceeds to the Company of $650.0 million and net proceeds to the Company, after deducting initial purchaser discounts and commissions and offering expenses, of approximately $644.1 million.
At any time prior to January 15, 2020, the Issuers may, from time to time, redeem up to 35% of the aggregate principal amount of the 2025 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the aggregate principal amount issued under the indenture governing the 2025 Notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. Prior to January 15, 2020, the Issuers may, on any one or more occasions, redeem all or a part of the 2025 Notes at a redemption price equal to 100% of the principal amount of the 2025 Notes redeemed, plus a “make-whole” premium as of and accrued and unpaid interest, if any, to, the date of redemption. On and after January 15, 2020, the Issuers may redeem the 2025 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 104.031% for the 12-month period beginning on January 15, 2020, 103.750% for the 12-month period

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

beginning January 15, 2021, 101.344% for the 12-month period beginning on January 15, 2022 and 100% beginning on January 15, 2023, plus accrued and unpaid interest to the redemption date.
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
5.250% Senior Unsecured Notes due 2025
On February 13, 2017, the Issuers issued $450.0 million aggregate principal amount of 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”) in an offering that was exempt from registration under the Securities Act (the “New 2025 Notes Offering”). Interest is payable on the New 2025 Notes semi-annually in arrears on each February 15 and August 15, commencing August 15, 2017. The New 2025 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The New 2025 Notes are not guaranteed by the Company and the Company is not subject to the terms of the indenture governing the New 2025 Notes. The New 2025 Notes Offering resulted in net proceeds to the Company, after deducting initial purchaser discounts and commissions and offering expenses, of approximately $444.1 million.
At any time prior to August 15, 2020, the Issuers may, from time to time, redeem up to 35% of the aggregate principal amount of the New 2025 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.250% of the principal amount of the New 2025 Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the aggregate principal amount issued under the indenture governing the New 2025 Notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. Prior to August 15, 2020, the Issuers may, on any one or more occasions, redeem all or a part of the New 2025 Notes at a redemption price equal to 100% of the principal amount of the New 2025 Notes redeemed, plus a “make-whole” premium as of and accrued and unpaid interest, if any, to, the date of redemption. On and after January 15, 2020, the Issuers may redeem the New 2025 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 103.938% for the 12-month period beginning on August 15, 2020, 102.625% for the 12-month period beginning August 15, 2021, 101.313% for the 12-month period beginning on August 15, 2022 and 100% beginning on August 15, 2023, plus accrued and unpaid interest to the redemption date.
The indenture governing the New 2025 Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Issuers’ ability and the ability of their restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.
5.625% Senior Unsecured Notes due 2027
On October 11, 2017, the Issuers issued $700.0 million aggregate principal amount of 5.625% senior unsecured notes due 2027 (the “2027 Notes” and together with the 2024 Notes, the 2025 Notes and the New 2025 Notes, the “Notes”) in an offering that was exempt from registration under the Securities Act (the “2027 Notes Offering”). Interest is payable on the 2027 Notes semi-annually in arrears on each April 15 and October 15, commencing April 15, 2018. The 2027 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The 2027 Notes are not guaranteed by the Company and the Company is not subject to the terms of the indenture governing the 2027 Notes. The 2027 Notes Offering resulted in gross proceeds to the Company of $700.0 million and net proceeds to the Company, after deducting initial purchaser discounts and commissions and offering expenses, of approximately $692.1 million.
At any time prior to October 15, 2020, the Issuers may, from time to time, redeem up to 35% of the aggregate principal amount of the 2027 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.625% of the principal amount of the 2027 Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 65% of the aggregate principal amount issued under the indenture

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

governing the 2027 Notes remains outstanding immediately after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. Prior to October 15, 2020, the Issuers may, on any one or more occasions, redeem all or a part of the 2027 Notes at a redemption price equal to 100% of the principal amount of the 2027 Notes redeemed, plus a “make-whole” premium as of and accrued and unpaid interest, if any, to, the date of redemption. On and after October 15, 2022, the Issuers may redeem the 2027 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 102.813% for the 12-month period beginning on October 15, 2022, 101.875% for the 12-month period beginning October 15, 2023, 100.938% for the 12-month period beginning on October 15, 2024 and 100% beginning on October 15, 2025, plus accrued and unpaid interest to the redemption date.
The indenture governing the 2027 Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Issuers’ ability and the ability of their restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.
At December 31, 2017, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes. The Revolving Credit Agreement is subject to customary events of default, including a change in control (as defined in the Revolving Credit Agreement). If an event of default occurs and is continuing, the administrative agent or the Majority Lenders (as defined in the Revolving Credit Agreement) may accelerate any amounts outstanding and terminate lender commitments. If at any time when the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the indentures governing the Notes) has occurred and is continuing, many of such covenants will be suspended. If the ratings on the Notes were to decline subsequently to below investment grade, the suspended covenants would be reinstated.
Principal Maturities of Debt
Principal maturities debt outstanding at December 31, 2017 are as follows (in thousands):

2018	$2,352
2019	1,906
2020	617
2021	17
2022	14
Thereafter	2,200,000
Total	$2,204,906

Interest Expense
The following amounts have been incurred and charged to interest expense for the year ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Cash payments for interest	$63,170	$65,513	$43,993
Change in interest accrual	30,007	(11,604)	(350)
Amortization of deferred loan origination costs	3,985	2,739	2,170
Write-off of deferred loan origination costs	735	451	532
Amortization of bond premium	(516)	(874)	(764)
Total interest expense, net	$97,381	$56,225	$45,581

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 8. EQUITY
Preferred Stock
Pursuant to the Company’s amended and restated bylaws, the Company’s board of directors, subject to any limitations prescribed by law, may, without further stockholder approval, establish and issue from time to time one or more classes or series of preferred stock, par value $0.01 per share, covering up to an aggregate of 50.0 million shares of preferred stock. The Company had no shares of preferred stock outstanding at December 31, 2017 and 2016.
Class A Common Stock
The Company has 252.3 million shares of its Class A Common Stock outstanding as of December 31, 2017, which includes 0.8 million shares of restricted stock. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A Common Stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any of the Company’s outstanding shares of preferred stock.
Class B Common Stock
The Company has 62.1 million shares of its Class B Common Stock outstanding as of December 31, 2017. Holders of the Class B Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except with respect to the amendment of certain provisions of the Company’s certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B Common Stock so as to affect them adversely, which amendments must be by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class, or as otherwise required by applicable law.
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
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of its outstanding Class B Common Stock), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For the years ended December 31, 2016 and 2015, Class B Common Stock and time-based restricted stock were not recognized in dilutive EPS calculations as they would have been antidilutive.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	December 31, 2017	December 31, 2016	December 31, 2015
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income (loss) attributable to Parsley Energy, Inc. Stockholders	$106,774	$(74,182)	$(50,484)
Denominator:
Basic weighted average shares outstanding	240,733	161,793	111,271
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.44	$(0.46)	$(0.45)
Diluted EPS
Numerator:
Net income (loss) attributable to Parsley Energy, Inc. Stockholders	106,774	(74,182)	(50,484)
Effect of conversion of the shares of Company’s Class B Common Stock to shares of the Company’s Class A Common Stock	17,646	—	—
Diluted net income (loss) attributable to Parsley Energy, Inc. Stockholders	$124,420	$(74,182)	$(50,484)
Denominator:
Basic weighted average shares outstanding	240,733	161,793	111,271
Effect of dilutive securities:
Class B Common Stock	54,665	—	—
Time-Based Restricted Stock and Time-Based Restricted Stock Units	1,114	—	—
Diluted weighted average shares outstanding (1)	296,512	161,793	111,271
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.42	$(0.46)	$(0.45)
(1)Approximately 640,062, 453,863 and 211,935 shares related to performance-based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals were not included in the computation of EPS for the year ended December 31, 2017, 2016 and 2015, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.
Noncontrolling Interest
Concurrent with the closing of the Pacesetter Acquisition, Pacesetter’s President acquired a 37.0% interest in Pacesetter, with Parsley Energy Operations, LLC (“Operations”), a wholly owned subsidiary of Parsley LLC, retaining 63.0% of Pacesetter. As a result, the Company has consolidated the financial position and results of operations of Pacesetter due to Operations’ ownership interest. The 37.0% interest retained by Pacesetter’s President is reflected as a noncontrolling interest.
As a result of the 2015 Equity Offerings, the Company’s ownership of Parsley LLC increased from 74.3% to 81.0% and the ownership of the other holders of PE Units (the “PE Unit Holders”) of Parsley LLC decreased from 25.7% to 19.0% of Parsley LLC. During the year ended December 31, 2015, no PE Unit Holders elected to exchange pursuant to their Exchange Right (as defined in Note 11—Related Party Transactions).
During the year ended December 31, 2016, certain PE Unit Holders exercised their Exchange Right under the Parsley LLC Agreement, collectively electing to exchange an aggregate of 4.1 million PE Units (and a corresponding number of shares of Class B Common Stock) for an aggregate of 4.1 million shares of Class A Common Stock (collectively, the “2016 Exchanges”). In turn, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A Common Stock directly to each of the exchanging PE Unit Holders in satisfaction of their election notices. As a result of the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

2016 Equity Offerings and the 2016 Exchanges, the Company’s ownership of Parsley LLC increased from 81.0% to 86.5% and the PE Unit Holders’ ownership of Parsley LLC decreased from 19.0% to 13.5%.
As a result of the 2017 Equity Offerings, the Company’s ownership of Parsley LLC increased from 86.5% to 89.8% and the PE Unit Holders’ ownership of Parsley LLC decreased from 13.5% to 10.2%. Subsequently, as a result of the consummation of the Double Eagle Acquisition, the Company’s ownership of Parsley LLC decreased from 89.8% to 78.4% and the PE Unit Holders’ ownership of Parsley LLC increased from 10.2% to 21.6%. Any impact to additional paid in capital as a result of the 2017 Equity Offerings was completely offset by a valuation allowance.
During the year ended December 31, 2017, certain PE Unit Holders exercised their Exchange Right under the Parsley LLC Agreement, collectively electing to exchange an aggregate of 5.7 million PE Units (and a corresponding number of shares of Class B Common Stock) for an aggregate of 5.7 million shares of Class A Common Stock (collectively, the “2017 Exchanges”). In turn, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A Common Stock directly to each of the exchanging PE Unit Holders in satisfaction of their election notices. As a result of the 2017 Exchanges, the Company’s ownership of Parsley LLC increased from 78.4% to 80.2% and the PE Unit Holders’ ownership of Parsley LLC decreased from 21.6% to 19.8%.
Because the changes in the Company’s ownership interest of Parsley LLC do not result in a change of control, the transaction is accounted for as an equity transaction under ASC Topic 810, Consolidation, which requires that any differences between the amount by which the carrying value of the Company’s basis in Parsley LLC is adjusted and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.
The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.
The following table summarizes the net income (loss) attributable to noncontrolling interests:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$17,645	$(14,953)	$(21,870)
Pacesetter Drilling, LLC	(499)	218	(677)
Total net income (loss) attributable to noncontrolling interests	$17,146	$(14,735)	$(22,547)

NOTE 9. STOCK-BASED COMPENSATION
In connection with the Company’s initial public offering (“IPO”), the Company adopted the Parsley Energy, Inc. 2014 Long Term Incentive Plan (“LTIP”) for employees and directors of the Company who perform services for the Company. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by the Company including shares purchased on the open market. A total of 12.7 million shares of Class A Common Stock have been authorized for issuance under the LTIP. At December 31, 2017, the Company had 10.0 million shares of Class A Common Stock available for future grant.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table reflects stock-based compensation expense recorded for each type of stock-based compensation award for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Time-based restricted stock	$5,492	$3,523	$3,856
Time-based restricted stock units	7,778	5,677	2,710
Performance-based restricted stock units	6,349	3,671	1,567
Total stock-based compensation expense	$19,619	$12,871	$8,133

(1)
Stock-based compensation expense on time-based restricted stock units with graded vesting is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Stock-based compensation is included in General and administrative expenses on the Company’s consolidated statement of operations.
Time-Based Restricted Stock
Time-based restricted stock are awards of Class A Common Stock that are legally issued and outstanding (“RSA”). RSAs are subject to restrictions on transfer and to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restrictions. The stock-based compensation expense for these awards was determined using the closing price on the date of grant applied to the total number of shares that were anticipated to fully vest. The following table summarizes the RSA activity for the year ended December 31, 2017:

	Time-Based Restricted Stock	Grant Date Fair Value
Outstanding at January 1, 2017	600,761	$19.02
Awards granted	227,564	$31.55
Forfeited	(41,014)	$26.84
Vested	(7,965)	$18.14
Outstanding at December 31, 2017	779,346	$22.30
Time-Based Restricted Stock Units
Time-based restricted stock units (“RSU”) represent the right to receive Class A Common Stock at the end of the vesting period equal to the number of RSUs granted. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to the lapse of the restriction. The stock-based compensation expense of such RSUs was determined using the closing price on the date of grant applied to the total number of shares that were anticipated to fully vest. The following table summarizes the RSU activity for the year ended December 31, 2017:

	Time-Based Restricted Stock Units	Grant Date Fair Value
Outstanding at January 1, 2017	1,045,786	$16.96
Awards granted	209,186	$31.86
Forfeited	(33,170)	$22.69
Vested	(22,083)	$22.77
Outstanding at December 31, 2017	1,199,719	$19.36

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Performance-Based Restricted Stock Units
During 2017, 2016 and 2015, performance-based, stock-settled restricted stock unit awards (“PSU”) were granted with a performance period of three years. The number of shares of Class A Common Stock actually delivered pursuant to these PSUs depends on the performance of the Company’s Class A Common Stock over the performance period in relation to the performance of the common stock of a predetermined peer group. The conditions of the grants allow for an actual payout ranging between no payout and 200% of target. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the next three years. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of PSUs granted during the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.45%	0.88%	1.05%
Range of volatilities	37.7% - 79.5%	35.0% - 65.1%	42.2% - 84.8%
The following table summarizes the PSU activity for the year ended December 31, 2017:

	Performance-Based Restricted Units	Grant Date Fair Value
Outstanding at January 1, 2017	453,863	$25.06
Awards granted	186,199	$42.40
Outstanding at December 31, 2017	640,062	$30.11

The following table reflects the future stock-based compensation expense to be recorded for the stock-based compensation awards that were outstanding at December 31, 2017 (in thousands):

	Time-Based Restricted Stock	Time-Based Restricted Stock Units	Performance-Based Restricted Units	Total
2018	$3,537	$5,292	$4,923	$13,752
2019	1,977	2,403	2,753	7,133
2020	255	259	8	522
Total	$5,769	$7,954	$7,684	$21,407
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

settlement, with the percentage of such fair value recorded to compensation expense each period being equal to the percentage of the requisite explicit or implied service period that has been rendered at that date.

NOTE 10. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax and the Texas Margins Tax. On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act significantly impacts the Company’s 2017 effective tax rate and made broad and complex changes to the U.S. corporate income tax code. Among other changes, the Tax Act: (i) reduces the U.S. federal corporate income tax rate from 35% to 21%; (ii) repeals the corporate alternative minimum tax and provides for a refund of previously accrued alternative minimum tax credits; (iii) modifies the provisions relating to the limitations on deductions for executive compensation of publicly traded corporations; (iv) enacts new limitations regarding the deductibility of interest expense and (v) imposes new limitations on the utilization of net operating losses arising in taxable years beginning after December 31, 2017.
GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Act, the Company remeasured its deferred tax assets and liabilities based on the federal income and state income tax rates at which they are now expected to reverse, and they now generally reflect a federal income tax rate of 21%. The enacted rate change resulted in a noncash increase of approximately $23.9 million to the Company’s income tax provision, a corresponding reduction of $23.9 million to the Company’s net noncurrent deferred tax asset balance and a reduction in valuation allowance of $24.3 million December 31, 2017. Any adjustments recorded to these estimates through 2018 will be included in income from operations as an adjustment to tax expense. The ultimate impact of the Tax Act may differ from the Company’s estimates based on the Company’s further analysis of the new law and additional regulatory guidance that may be issued. Further, the amount of the Company’s future federal income tax will be dependent upon its future taxable income.
The Company’s effective combined U.S. federal and state income tax rate as of December 31, 2017, 2016 and 2015 was 4.4%, 16.4% and 24.5% respectively.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax expense of $5.7 million and income tax benefits of $17.4 million and $23.8 million, respectively. Total income tax differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the change in the valuation allowance, the change in the TRA liability, state taxes and the impact of income (loss) attributable to noncontrolling ownership interests.
At December 31, 2017, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense.
The components of the income tax expense (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal:
Current	$(44)	$158	$286
Deferred	(423)	(18,461)	(27,535)
Total federal	(467)	(18,303)	(27,249)
State, net of federal benefit:
Deferred	6,175	879	3,494
Total state	6,175	879	3,494
Income tax expense (benefit)	$5,708	$(17,424)	$(23,755)

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table reconciles the income tax expense (benefit) with income tax expense at the federal statutory rate for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes	$129,628	$(106,341)	$(96,785)
Less: net loss (income) before income taxes attributable to noncontrolling interest	(18,725)	14,579	22,438
Income (loss) attributable to Parsley Energy, Inc. Stockholders before income taxes	110,903	(91,762)	(74,347)
Income taxes at the federal statutory rate	38,816	(32,120)	(26,022)
State income taxes, net of federal benefit	6,175	879	3,494
Provision to return adjustment	178	(237)	(1,217)
Permanent and other	166	(61)	(10)
TRA Liability change	(12,547)	(2,573)	—
Valuation allowance	(26,657)	32,215	—
Valuation allowance charged to equity	—	(15,527)	—
Valuation allowance due to the reduction in federal statutory rate	(24,356)	—	—
Income tax provision due to change in federal statutory rate	23,933	—	—
Income tax expense (benefit)	$5,708	$(17,424)	$(23,755)

Net income (loss) attributable to Parsley Energy, Inc. Stockholders	$106,774	$(74,182)	$(50,484)
Net income (loss) attributable to noncontrolling interest	$17,146	$(14,735)	$(22,547)
As of December 31, 2017, the Company had approximately $0.4 million of alternative minimum tax credits available that are expected to be refunded between 2018 and 2021 as a result of the Tax Act. In addition, the Company had approximately $229.1 million of federal net operating loss carryovers that expire during the years 2034 through 2037. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not. When the future utilization of some portion of the carryforwards is determined not be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. As of December 31, 2017, the Company had a valuation allowance of $9.3 million as a result of management’s assessment of the realizability of deferred tax assets.
Internal Revenue Code (“IRC”) Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. The Company does not believe it experienced an ownership change within the meaning of IRC Section 382 during 2017. Even if the Company did experience an ownership change in 2017, any resulting limitation on the use of the Company’s net operating loss carryforwards under IRC Section 382 would not result in a current federal tax liability at December 31, 2017, and the Company does not believe that the resulting Section 382 annual limitation would prevent its utilization of NOLs prior to their expiration
.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2017	2016
Assets:
Asset retirement obligations	$4,854	$3,535
Deferred stock-based compensation	7,874	6,868
Derivative fair value loss	12,493	8,252
Accrued compensation	4,241	3,398
Net operating loss carryforward	48,666	44,407
Other	78	166
Total deferred tax assets	78,206	66,626
Less: Valuation allowance	(9,264)	(32,215)
Net deferred tax assets	68,942	34,411
Liabilities:
Book basis of oil and natural gas properties in excess of tax basis	(89,299)	(38,489)
Earnings in investment in subsidiary	(828)	(1,116)
Other	(218)	(289)
Total deferred tax liabilities	(90,345)	(39,894)
Net deferred tax liability	$(21,403)	$(5,483)
With respect to income taxes, the Company’s policy is to account for interest charges as interest expense, net and any penalties as Other income (expense) in the Company’s consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction and the Texas state jurisdiction, a number of which remain open for examination. The Company’s earliest open years in its key jurisdictions are as follows:

U.S. federal	2014
State of Texas	2013
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2017, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
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
The actual amount and timing of payments to be made under the TRA will depend upon a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

portion of the Company’s payments under the TRA constituting imputed interest. As of December 31, 2017, there have been no payments associated with the TRA.
As a result of the Tax Act corporate rate reduction from 35% to 21% and the reduction in the valuation allowance recorded in 2016, during the year ended December 31,2017, the Company recorded a net decrease to the TRA liability of $35.8 million, which is comprised of a decrease of $55.9 million associated with the corporate rate reduction and an increase of $20.1 million related to the change in valuation allowance.
As of December 31, 2017 and December 31, 2016, the Company had recorded a TRA liability of $58.5 million and $94.3 million, respectively, for the estimated payments that will be made to the PE Unit Holders who have exchanged shares along with corresponding deferred tax assets, net of valuation allowance, of $68.8 million and $111.0 million, respectively, as a result of the increase in tax basis arising from such exchanges and decrease in tax basis as a result of the decrease in the future statutory tax rate.
NOTE 11. RELATED PARTY TRANSACTIONS
Well Operations
During the years ended December 31, 2017, 2016 and 2015, several of the Company’s directors, officers, their immediate family and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the years ended December 31, 2017, 2016 and 2015 totaled $1.5 million, $2.5 million and $5.2 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
At December 31, 2017, the Company owned a 42.5% interest in SPS and accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the years ended December 31, 2017, 2016 and 2015, the Company incurred charges totaling $10.2 million, $4.4 million and $4.8 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”). Lone Star is controlled by SPS. During the years ended December 31, 2017, 2016 and 2015, the Company incurred charges totaling $6.5 million, $6.3 million and $5.0 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities.
Davis, Gerald & Cremer, P.C.
During the years ended 2016 and 2015, the Company incurred charges totaling $0.5 million and $0.2 million, respectively, for legal services from Davis, Gerald & Cremer, P.C., of which the Company’s director David H. Smith is a shareholder. There were no material charges incurred during the year ended December 31, 2017.
Riverbend Acquisition
During the year ended December 31, 2016, the Company acquired 8,800 gross (6,269 net) acres located in Glasscock, Midland and Reagan Counties, Texas, along with net production of approximately 900 Boe/d from existing wells, from Riverbend Permian L.L.C. (“Riverbend”), for total consideration of $177.1 million, after customary purchase price adjustments (the “Riverbend Acquisition”). Randolph J. Newcomer, Jr., a former member of the Company’s board of directors, is the President and Chief Executive Officer of Riverbend. As the transaction involved a related party at the time it was entered into, the Riverbend Acquisition was approved by the disinterested members of the Company’s board of directors. The Company

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

reflected $37.9 million of the total consideration paid as part of its cost subject to depletion within its oil and natural gas properties and $139.2 million as unproved leasehold costs within its oil and natural gas properties for the year ended December 31, 2016.
Exchange Right
In accordance with the terms of the Parsley LLC Agreement, the PE Unit Holders generally have the right to exchange (the “Exchange Right”) their PE Units (and a corresponding number of shares of the Class B Common Stock) for shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding share of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or, if the Company or Parsley LLC so elects, cash. As a PE Unit Holder exchanges its PE Units, the Company’s interest in Parsley LLC will be correspondingly increased.
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
The Company accounts for environmental contingencies in accordance with the accounting guidance related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed or readily determinable. At December 31, 2017 and 2016, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Asset retirement obligations	$6,297	$774	$824	$834	$929	$17,512	$27,170
Drilling Commitments
The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is incurred or rig services are provided. The following table summarizes the Company’s drilling commitments as of December 31, 2017 (in thousands):

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Drilling commitments	$30,752	$46,150	$—	$—	$—	$—	$76,902

Derivative Obligations
The future deferred premium payments related to derivative agreements as of December 31, 2017 was as follows (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Derivative obligations	$49,601	$14,730	$—	$—	$—	$—	$64,331

Operating Leases
The estimated future minimum lease payments under long-term operating lease agreements as of December 31, 2017 was as follows (in thousands):

	For the years ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Office Leases	$8,810	$9,626	$9,640	$9,219	$9,102	$20,219	$66,616
Office Equipment	155	76	4	1	—	—	236
Total	$8,965	$9,702	$9,644	$9,220	$9,102	$20,219	$66,852

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $9.5 million, $7.1 million and $4.7 million, respectively.
Firm Transportation and Processing Agreements
During the year ended December 31, 2016, the Company entered into a contract with a private midstream company that provides for firm pipeline transportation from its acreage in Reagan, Upton and Midland Counties, Texas to Crane, Colorado City and Midland, Texas, which enables the Company to choose from multiple destinations for a substantial portion of its crude oil production.
During the year ended December 31, 2017, the Company entered into a contract that provides firm transportation off one of the pipeline systems through which the Company transports or sells crude oil. Satisfaction of the volume requirements includes volumes produced by the Company, and other third-party working, royalty, and overriding royalty interest owners whose volumes the Company markets on their behalf. The Company’s consolidated statements of operations reflects its share of firm transportation costs. This contract requires the Company to pay a deficiency fee if it fails to deliver the required volumes.
As of December 31, 2017, approximately 69% of the Company’s gross oil production was being transported by these pipelines systems and sold under these agreements. The Company does not believe, however, that the termination of either of these agreements would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Materials and Supplies. During the year ended December 31, 2017, the Company recognized impairment of $1.1 million primarily to reduce the carrying value of oil and gas drilling and repair items. No impairment charge was recorded during the year ended December 31, 2016. The Company estimates fair value of the inventory using significant Level 2 assumptions based on third-party price quotes for the asset in an active market. The impairment charges are included in Other income (expense) in the Company’s consolidated statements of operations.
Proved Oil and Natural Gas Properties. During the years ended December 31, 2017 and 2016, the Company did not recognize impairment charges, as the carrying amount of the assets exceeds the undiscounted future cash flows of the assets.
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
Financial Assets and Liabilities Measured at Fair Value
Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the Company’s consolidated balance sheets and in Note 3—Derivative Financial Instruments. The company adjusts the valuations from the valuation model for nonperformance risk and for counterparty risk. The fair values of the Company’s commodity derivative instruments are classified as Level 2 measurements as they are calculated using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors. The following summarizes the fair value of the Company’s derivative assets and liabilities according to their fair value hierarchy as of the reporting dates indicated (in thousands):

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$476,619	$—	$—	476,619
Commodity derivative contracts	—	57,689	—	57,689
Total assets	$476,619	$57,689	$—	$534,308

Liabilities:
Commodity derivative contracts	$—	$(105,543)	$—	$(105,543)
Total liabilities	$—	$(105,543)	$—	$(105,543)
Net asset (liability)	$476,619	$(47,854)	$—	$428,765

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$94,280	$—	$—	94,280
Commodity derivative contracts	—	56,124	—	56,124
Total assets	94,280	56,124	—	150,404

Liabilities:
Commodity derivative contracts	—	(56,968)	—	(56,968)
Total liabilities	—	(56,968)	—	(56,968)
Net asset (liability)	$94,280	$(844)	$—	$93,436
Money market funds in the preceding tables consist of money market funds included in cash and cash equivalents on the Company’s consolidated balance sheets at December 31, 2017 and 2016. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. During the years ended December 31, 2017 and 2016, income related to these investments was $7.6 million and $0.9 million, respectively, and is recorded on the Company’s consolidated statements of operations as Interest income.
There were no transfers in to or out of Level 2 during the years ended December 31, 2017 or 2016.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Cash and cash equivalents:
Commercial paper	$24,939	$24,918	$—		$—
Short-term investments:
Commercial paper	149,283	149,151	—		—
Current portion of long-term debt:
7.500% senior unsecured notes due 2022	—	—	61,846		65,737
Long-term debt:
6.250% senior unsecured notes due 2024	400,000	423,824	400,000		422,548
5.375% senior unsecured notes due 2025	650,000	658,483	650,000		654,531
5.250% senior unsecured notes due 2025	450,000	454,010	—	—	—
5.625% senior unsecured notes due 2027	700,000	715,169	—		—
Revolving Credit Agreement	—	—	—		—
The fair values of the 2024 Notes, the 2025 Notes, the New 2025 Notes and the 2027 Notes included in long-term debt were determined using the December 31, 2017 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the 2022 Notes included in Current portion of long-term debt at December 31, 2016 is equal to the principal amount of the cash payment made on January 5, 2017. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of December 31, 2017, there were no indicators for change in the Company’s market spread.
Periodically, the Company invests in commercial paper with investment grade rated entities. The investments are carried at amortized cost and classified as held-to-maturity because the Company has the intent and ability to hold them until they mature. The net carrying value of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the investments. Income related to these investments is recorded on the Company’s consolidated statements of operations as Interest income.
The following table provides the components of the Company’s cash and cash equivalents and short-term investments as of the dates indicated (in thousands):

	December 31, 2017
Consolidated Balance Sheet Location	Cash	Commercial Paper	Money Market Funds	Total
Cash and cash equivalents	$52,631	$24,939	$476,619	$554,189
Short-term investments	—	149,283	—	149,283

	December 31, 2016
Consolidated Balance Sheet Location	Cash	Commercial Paper	Money Market Funds	Total
Cash and cash equivalents	$39,099	$—	$94,280	$133,379
The Company has other financial instruments consisting primarily of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued liabilities and capital leases that approximate their fair value due to the short-term nature of these instruments.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 14. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.
Divestiture of Non-Operated Properties
As part of an ongoing initiative to high-grade its acreage portfolio, the Company recently closed the divestiture of a portion of its non-operated properties, which were classified as held for sale as of December 31, 2017. In aggregate, the Company divested 42,852 gross (3,710 net) acres in Martin, Howard, Reagan, Irion, Dawson, and Pecos Counties for approximately $39.4 million with no gain or loss recognized.
NOTE 15. SUPPLEMENTAL DISCLOSURE OF OIL AND NATURAL GAS OPERATIONS (Unaudited)
The Company has only one reportable operating segment, which is oil and gas development, exploration and production in the United States. See the Company’s consolidated statements of operations for information about results of operations for oil and gas producing activities.
Capitalized Costs

	December 31,
	2017	2016
	(in thousands)
Oil and natural gas properties:
Proved properties	$4,492,802	$2,376,712
Unproved properties	4,058,512	1,686,705
Total oil and natural gas properties	8,551,314	4,063,417
Less accumulated depreciation, depletion and amortization	(822,459)	(506,175)
Net oil and natural gas properties capitalized	$7,728,855	$3,557,242

Costs Incurred for Oil and Natural Gas Producing Activities

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Acquisition costs:
Proved properties	$482,160	$273,940	$16,422
Unproved properties	2,893,434	1,072,250	57,385
Development costs	1,207,401	495,971	404,291
Total	$4,582,995	$1,842,161	$478,098

Reserve Quantity Information
The following information represents estimates of the Company’s proved reserves as of December 31, 2017, which have been prepared and presented under SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2017 was based on an unweighted average 12-month average WTI posted price per Bbl for oil and NGLs and a Waha spot natural gas price per Mcf for natural gas, adjusted for transportation, quality and basis differentials, as set forth in the following table:

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Year Ended December 31,
	2017	2016	2015
Oil (per Bbl)	$49.17	$39.36	$46.54
Natural gas (per Mcf)	$2.53	$2.23	$2.53
Natural gas liquids (per Bbl)	$22.20	$15.04	$16.42

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
The following table and subsequent narrative disclosure provides a roll forward of the total proved reserves for the years ended December 31, 2017, 2016 and 2015, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Year Ended December 31, 2017
	Crude Oil (MBbls)	Natural Gas (MMcf)	Liquids (MBbls)	MBoe
Proved Developed and Undeveloped Reserves:
Beginning of the year	136,536	223,605	48,543	222,347
Extensions and discoveries	99,916	161,989	33,426	160,340
Revisions of previous estimates	(709)	32,342	4,522	9,205
Purchases of reserves in place	33,017	64,055	12,121	55,814
Divestures of reserves in place	(3,839)	(6,962)	(1,468)	(6,467)
Production	(16,390)	(23,326)	(4,512)	(24,792)
End of the year	248,531	451,703	92,632	416,447

Proved Developed Reserves:
Beginning of the year	61,133	123,946	24,306	106,097
End of the year	119,591	240,337	49,751	209,399

Proved Undeveloped Reserves:
Beginning of the year	75,403	99,659	24,237	116,250
End of the year	128,940	211,366	42,880	207,048

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	Year Ended December 31, 2016
	Crude Oil (MBbls)	Natural Gas (MMcf)	Liquids (MBbls)	MBoe
Proved Developed and Undeveloped Reserves:
Beginning of the year	73,877	157,175	23,738	123,811
Extensions and discoveries	64,005	83,815	20,698	98,672
Revisions of previous estimates	(4,476)	(19,032)	3,898	(3,750)
Purchases of reserves in place	16,041	25,024	4,023	24,235
Divestures of reserves in place	(3,543)	(9,914)	(1,424)	(6,619)
Production	(9,368)	(13,463)	(2,390)	(14,002)
End of the year	136,536	223,605	48,543	222,347

Proved Developed Reserves:
Beginning of the year	27,628	77,612	10,890	51,453
End of the year	61,133	123,946	24,306	106,097

Proved Undeveloped Reserves:
Beginning of the year	46,249	79,563	12,848	72,358
End of the year	75,403	99,659	24,237	116,250

	Year Ended December 31, 2015
	Crude Oil (MBbls)	Natural Gas (MMcf)	Liquids (MBbls)	MBoe
Proved Developed and Undeveloped Reserves:
Beginning of the year	47,617	123,645	22,667	90,891
Extensions and discoveries	38,282	52,629	9,163	56,217
Revisions of previous estimates	(7,493)	(14,572)	(7,278)	(17,201)
Purchases of reserves in place	1,897	6,946	921	3,976
Divestures of reserves in place	(1,619)	(1,134)	(235)	(2,042)
Production	(4,807)	(10,339)	(1,500)	(8,030)
End of the year	73,877	157,175	23,738	123,811

Proved Developed Reserves:
Beginning of the year	23,547	65,484	11,491	45,952
End of the year	27,628	77,612	10,890	51,453

Proved Undeveloped Reserves:
Beginning of the year	24,070	58,161	11,176	44,939
End of the year	46,249	79,563	12,848	72,358
Extensions and Discoveries. For the years ended December 31, 2017, 2016 and 2015, extensions and discoveries contributed to the increase of 160,340 MBoe, 98,672 MBoe and 56,217 MBoe in the Company’s proved reserves, respectively, and for each such year the increase is attributable to the Company’s successful horizontal drilling program in the Midland Basin and Delaware Basin.
Revisions of Previous Estimates. The Company made total revisions in proved reserves of 9,205 MBoe, 3,750 MBoe and 17,201 MBoe for the years ended December 31, 2017, 2016 and 2015, respectively.
Positive revisions of previous estimates for 2017 were 9,205 MBoe. The main driver of this adjustment was related to positive revisions due to better than expected performance for a total of 8,134 MBoe. Additionally, positive revisions of 2,752

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

MBoe and 3,044 MBoe were recorded due to the increase in oil prices and production, respectively, when compared to 2016. This was offset by the reclassification of PUD reserves to unproved reserves, which accounted for a 4,725 MBoe downward revision to previous estimates related to the removal of reserves for locations determined to be outside of the Company’s five-year capital expenditure plan.
Negative revisions of previous estimates for 2016 were 3,750 MBOE. The revisions include the reclassification of proved undeveloped reserves to unproved reserves, which accounted for a 26,597 MBoe downward revision to previous estimates (of which 18,532 MBoe related to the removal of reserves for all of the Company’s vertical proved undeveloped reserve locations). Additionally, downward revisions of 2,873 MBoe were recorded due to the decline of oil prices when compared to 2015. This was offset by positive revisions due to better than expected performance and cost reduction initiatives for a total of 25,720 MBoe.
Negative revisions of previous estimates for 2015 were 17,201 MBoe. This figure includes downward revisions of 13,087 MBoe due to the decline of oil prices as compared to 2014. Additionally, this includes the reclassification of proved undeveloped reserves to unproved reserves, which accounted for 11,688 MBoe of downward revisions to previous estimates due to the removal of vertical proved undeveloped reserve locations. These amounts were offset by positive revisions of 7,574 MBoe due to better than expected performance during 2015 and cost reduction initiatives.
Purchases of Reserves in Place. For the years ended December 31, 2017, 2016 and 2015, the Company added 55,814 MBoe, 24,235 MBoe and 3,976 MBoe of reserves, respectively, primarily as a result of the acquisition of developed and undeveloped acreage in the Midland and Delaware Basins. For the year ended December 31, 2017, the Company acquired 53,105 MBoe of proved reserves in the Midland Basin and 2,709 MBoe of proved reserves in the Delaware Basin. For the year ended December 31, 2016, the Company acquired 19,184 MBoe of proved reserves in the Midland Basin and 5,051 MBoe of proved reserves in the Delaware Basin. All of the Company’s acquisitions of proved reserves for the years ended December 31, 2015 were in the Midland Basin.
Divestitures of Reserves in Place. As a result of divestitures of developed and undeveloped acreage in the Midland and Delaware Basins, the Company’s reserves decreased by 6,467 MBoe, 6,619 MBoe and 2,042 MBoe during the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, the Company divested 5,936 MBoe of proved reserves in the Midland Basin and 531 MBoe of proved reserves in the Delaware Basin. For the year ended December 31, 2016, the Company divested 6,588 MBoe of proved reserves in the Midland Basin and 31 MBoe of proved reserves in the Delaware Basin. All of the Company’s divestitures of proved reserves for the year ended December 31, 2015 were in the Midland Basin.
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
The estimates of future cash flows and future production and development costs as of December 31, 2017, 2016 and 2015 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The standardized measure of discounted future net cash flows relating to proved oil, natural gas and NGLs reserves is as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Future cash inflows	$15,421,590	$6,603,206	$4,225,912
Future development costs	(2,181,447)	(1,019,823)	(829,560)
Future production costs	(4,536,530)	(2,176,081)	(1,534,011)
Future income tax expenses	(1,102,385)	(370,337)	(240,203)
Future net cash flows	7,601,228	3,036,965	1,622,138
10% discount to reflect timing of cash flows	(4,585,723)	(1,852,653)	(1,024,290)
Standardized measure of discounted future net cash flows	$3,015,505	$1,184,312	$597,848
In the foregoing determination of future cash inflows, sales prices used for oil, natural gas and NGLs for December 31, 2017, 2016 and 2015, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions.
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
Changes in the standardized measure of discounted future net cash flows relating to proved oil, natural gas and NGLs reserves are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Standardized measure of discounted future net cash flows at the beginning of the year	$1,184,312	$597,848	$955,629
Sales of oil and natural gas, net of production costs	(800,553)	(369,295)	(185,344)
Purchase of minerals in place	489,910	118,795	4,872
Divestiture of minerals in place	(50,257)	(14,591)	(53,018)
Extensions and discoveries, net of future development costs	1,864,041	770,947	485,380
Previously estimated development costs incurred during the period	58,377	61,756	12,560
Net changes in prices and production costs	525,693	(80,492)	(821,783)
Changes in estimated future development costs	(150,028)	118,930	77,621
Revisions of previous quantity estimates	142,510	84,309	(225,485)
Accretion of discount	148,314	69,731	131,442
Net change in income taxes	(603,696)	(199,368)	249,065
Net changes in timing of production and other	206,882	25,742	(33,091)
Standardized measure of discounted future net cash flows at the end of the year	$3,015,505	$1,184,312	$597,848

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 16. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (Unaudited)
The Company’s unaudited quarterly financial data for the years ended December 31, 2017 and 2016 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2017
Revenues	$200,858	$213,677	$241,021	$311,488
Operating income	$72,531	$45,259	$63,072	$85,939
Income tax (expense) benefit	$(18,402)	$(12,216)	$5,080	$19,830
Net income (loss)	$38,290	$55,794	$(15,161)	$44,997
Net income (loss) attributable to noncontrolling interests	$8,848	$15,048	$(1,828)	$(39,214)
Net income (loss) attributable to Parsley Energy, Inc. stockholders	$29,442	$40,746	$(13,333)	$49,919
Net income (loss) per common share:
Basic	$0.13	$0.17	$(0.05)	$0.20
Diluted	$0.13	$0.17	$(0.05)	$0.16

2016
Revenues	$62,488	$106,872	$132,537	$155,876
Operating (loss) income	$(26,042)	$1,636	$12,340	$43,213
Income tax benefit (expense)	$9,568	$10,918	$1,279	$(4,341)
Net loss	$(25,691)	$(27,488)	$(1,641)	$(34,097)
Net income (loss) attributable to noncontrolling interests	$(6,337)	$(6,111)	$1,065	$(3,352)
Net loss attributable to Parsley Energy, Inc. stockholders	$(19,354)	$(21,377)	$(2,706)	$(30,745)
Net loss per common share:
Basic	$(0.14)	$(0.13)	$(0.02)	$(0.17)
Diluted	$(0.14)	$(0.13)	$(0.02)	$(0.17)