Form 10-Q
period 2018-03-31
Parsley Energy, Inc.
filed 2018-05-04
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 4, 2018, the registrant had 273,944,938 shares of Class A common stock and 42,898,953 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.

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

(28)	NYMEX. The New York Mercantile Exchange.

(29)	Operator. The entity responsible for the exploration, development and production of a well or lease.

(30)	PE Units. The single class of units that represents all of the membership interests in Parsley Energy, LLC.

(31)	Proved developed reserves. Proved reserves that can be expected to be recovered:

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

PART 1: FINANCIAL INFORMATION
Item 1:  Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$350,762	$554,189
Short-term investments	149,345	149,283
Accounts receivable:
Joint interest owners and other	49,221	42,174
Oil, natural gas and NGLs	159,314	123,147
Related parties	311	388
Short-term derivative instruments, net	34,563	41,957
Assets held for sale	—	1,790
Other current assets	6,530	6,558
Total current assets	750,046	919,486
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	8,964,262	8,551,314
Accumulated depreciation, depletion and impairment	(938,629)	(822,459)
Total oil and natural gas properties, net	8,025,633	7,728,855
Other property, plant and equipment, net	131,691	106,587
Total property, plant and equipment, net	8,157,324	7,835,442
NONCURRENT ASSETS
Assets held for sale, net	—	14,985
Long-term derivative instruments, net	25,150	15,732
Other noncurrent assets	8,128	7,553
Total noncurrent assets	33,278	38,270
TOTAL ASSETS	$8,940,648	$8,793,198

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$415,283	$407,698
Revenue and severance taxes payable	124,974	109,917
Current portion of long-term debt	2,388	2,352
Short-term derivative instruments, net	74,675	84,919
Current portion of asset retirement obligations	7,308	7,203
Total current liabilities	624,628	612,089
NONCURRENT LIABILITIES
Liabilities related to assets held for sale	—	405
Long-term debt	2,179,996	2,179,525
Asset retirement obligations	20,476	19,967
Deferred tax liability	55,730	21,403
Payable pursuant to tax receivable agreement	62,681	58,479
Long-term derivative instruments, net	27,487	20,624
Total noncurrent liabilities	2,346,370	2,300,403
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 268,550,575 shares issued and 268,112,160 shares outstanding at March 31, 2018 and 252,419,601 shares issued and 252,260,300 shares outstanding at December 31, 2017	2,686	2,524
Class B, $0.01 par value, 125,000,000 shares authorized, 48,731,731 and 62,128,157 shares issued and outstanding at March 31, 2018 and December 31, 2017	487	622
Additional paid in capital	4,911,682	4,666,365
Retained earnings	126,409	43,519
Treasury stock, at cost, 438,415 shares and 159,301 shares at March 31, 2018 and December 31, 2017	(7,200)	(735)
Total stockholders' equity	5,034,064	4,712,295
Noncontrolling interest	935,586	1,168,411
Total equity	5,969,650	5,880,706
TOTAL LIABILITIES AND EQUITY	$8,940,648	$8,793,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
REVENUES
Oil sales	$331,103	$169,745
Natural gas sales	17,424	12,467
Natural gas liquids sales	40,620	17,413
Other	3,594	1,233
Total revenues	392,741	200,858
OPERATING EXPENSES
Lease operating expenses	28,832	17,627
Transportation and processing costs	6,267	—
Production and ad valorem taxes	24,186	11,162
Depreciation, depletion and amortization	121,199	68,970
General and administrative expenses (including stock-based compensation of $5,069 and $4,209 for the three months ended March 31, 2018 and 2017)	34,995	24,042
Exploration and abandonment costs	5,411	2,763
Acquisition costs	4	1,344
Accretion of asset retirement obligations	354	136
Other operating expenses	2,175	2,283
Total operating expenses	223,423	128,327
OPERATING INCOME	169,318	72,531
OTHER INCOME (EXPENSE)
Interest expense, net	(31,968)	(19,336)
Loss on sale of property	(111)	—
Loss on early extinguishment of debt	—	(3,891)
(Loss) gain on derivatives	(10,793)	24,616
Change in TRA liability	(82)	(20,549)
Interest income	2,123	2,371
Other income	301	950
Total other expense, net	(40,530)	(15,839)
INCOME BEFORE INCOME TAXES	128,788	56,692
INCOME TAX EXPENSE	(23,325)	(18,402)
NET INCOME	105,463	38,290
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(22,573)	(8,848)
NET INCOME ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$82,890	$29,442

Net income per common share:
Basic	$0.32	$0.13
Diluted	$0.32	$0.13
Weighted average common shares outstanding:
Basic	260,654	220,674
Diluted	261,639	221,697
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interest	Total equity
	(In thousands)
Balance at December 31, 2017	252,420	62,128	$2,524	$622	$4,666,365	$43,519	159	$(735)	$4,712,295	$1,168,411	$5,880,706
Exchange of PE Units and Class B Common Stock for Class A Common Stock	13,396	(13,396)	135	(135)	255,398	—	—	—	255,398	(255,398)	—
Change in net deferred tax liability due to exchange of PE Units	—	—	—	—	(15,123)	—	—	—	(15,123)	—	(15,123)
Issuance of restricted stock	750	—	8	—	(8)	—	—	—	—	—	—
Vesting of restricted stock units	886	—	8	—	(8)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	279	(6,465)	(6,465)	—	(6,465)
Restricted stock forfeited	—	—	—	—	(40)	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	—	—	5,109	—	—	—	5,109	—	5,109
Conversion of restricted stock units to restricted stock awards	1,098	—	11	—	(11)	—	—	—	—	—	—
Net income	—	—	—	—	—	82,890	—	—	82,890	22,573	105,463
Balance at March 31, 2018	268,550	48,732	$2,686	$487	$4,911,682	$126,409	438	$(7,200)	$5,034,064	$935,586	$5,969,650
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,463	$38,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	121,199	68,970
Accretion of asset retirement obligations	354	136
Loss on sale of property	111	—
Loss on early extinguishment of debt	—	3,891
Amortization of deferred loan origination costs	1,189	783
Amortization of bond premium	(129)	(129)
Stock-based compensation	5,069	4,209
Deferred income tax expense	23,325	18,402
Change in TRA liability	82	20,549
Loss (gain) on derivatives	10,793	(24,616)
Net cash paid for derivative settlements	(1,903)	(1,188)
Net cash paid for option premiums	(13,506)	(16,291)
Net premiums paid on options that settled during the period	(16,526)	(4,854)
Other	5,215	118
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(43,214)	(7,025)
Accounts receivable—related parties	77	103
Other current assets	20,361	(85,460)
Other noncurrent assets	(635)	(902)
Accounts payable and accrued expenses	(5,427)	17,676
Revenue and severance taxes payable	15,057	9,363
Net cash provided by operating activities	226,955	42,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(411,073)	(161,003)
Acquisitions of oil and natural gas properties	(27,447)	(589,286)
Additions to other property and equipment	(28,248)	(10,628)
Proceeds from sales of oil and natural gas properties	43,228	—
Other	349	—
Net cash used in investing activities	(423,191)	(760,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	—	451,500
Payments on long-term debt	(694)	(66,328)
Debt issuance costs	(32)	(6,280)
Proceeds from issuance of common stock, net	—	2,123,486
Repurchase of common stock	(6,465)	(112)
Net cash (used in) provided by financing activities	(7,191)	2,502,266
Net (decrease) increase in cash, cash equivalents and restricted cash	(203,427)	1,783,374
Cash, cash equivalents and restricted cash at beginning of period	554,189	136,669
Cash, cash equivalents and restricted cash at end of period	$350,762	$1,920,043
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$29,455	$2,463
Cash paid for income taxes	$—	$200
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$359	$3,501
Additions to oil and natural gas properties - change in capital accruals	$13,013	$27,463
Additions to other property and equipment funded by capital lease borrowings	$491	$881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company”) was formed in December 2013 to succeed the Company’s predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin. The Company is engaged in the acquisition and development of unconventional oil and natural gas reserves located in the Permian Basin, which is located in West Texas and Southeastern New Mexico and is comprised of three primary sub-areas: the Midland Basin, the Central Basin Platform and the Delaware Basin.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report, as permitted by SEC rules and regulations. The Company believes the disclosures made in this Quarterly Report are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements should be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report.
The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2018.
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

•	estimates of asset retirement obligations;

•	estimates of the fair value of oil and natural gas properties the Company owns, particularly properties that the Company has not yet explored, or fully explored, by drilling and completing wells;

•	impairment of undeveloped properties and other assets;

•	depreciation of property and equipment; and

•	valuation of commodity derivative instruments.

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance. The Company adopted this standard effective January 1, 2018 using the modified retrospective approach. As a result, the Company changed its accounting policy for revenue recognition, as detailed below under “Impact of ASC Topic 606 Adoption.” The Company also implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the required disclosures under the standards.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. The Company implemented the new guidance on January 1, 2018 and disclosure revisions have been made for the periods presented on the condensed consolidated statements of cash flows. The Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2017 were adjusted to conform to this guidance, which resulted in an increase in cash flows from operating activities of $0.2 million.
Recently Issued but Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lessees’ recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP guidance. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), which amends certain guidance in ASC 740, Income Taxes, to reflect Staff Accounting Bulletin No. 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. This guidance also includes amendments to the XBRL Taxonomy. For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact of ASC Topic 606 Adoption
The Company’s adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), resulted in the following adjustments (in thousands):

	Three Months Ended March 31, 2018
	ASC 605	Adjustment	ASC 606
Revenues
Oil sales	$331,103	$—	$331,103
Natural gas sales (1)	15,586	1,838	17,424
Natural gas liquids sales (1)	36,191	4,429	40,620
Total production revenues	382,880	6,267	389,147
Operating expenses
Transportation and processing costs	—	6,267	6,267
Production revenues less transportation and processing costs	$382,880	$—	$382,880

Net income attributable to Parsley, Inc. stockholders	$82,890	$—	$82,890
(1) Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. The above table includes $4.7 million and $10.5 million of natural gas and NGLs sales, respectively, completed at the plant inlet.
Changes to natural gas and NGLs sales were made in accordance with the new control model defined in ASC 606. Under the new control model, the Company was required to identify and separately analyze each contract associated with revenues to determine the appropriate accounting application. The Company considered various indicators for contracts and the weighting of their relevance to determine when control transferred to the customer (such as whether raw gas is sold at the receipt point or residue gas and NGLs are sold at the tailgate of the gas processing plants). Based on this analysis, the Company concluded that the presence of product redelivery and take-in-kind rights, if substantive, are determinative indicators of control transferring at the tailgate if there is intent at contract inception. Additionally, the Company considers risk of loss an important indicator of when control transfers, which is comprised of risks associated with loss of product, exposure to product mix and recoveries, and exposure to index versus actual prices. The Company concluded that title, custody, and acceptance are not determinative indicators of control, as such factors may be present in the case of a sale or the performance of a service.
As a result of this analysis, the Company modified its accounting and presentation of natural gas and NGLs sales, and transportation and processing costs under certain marketing agreements. This is due to the conclusion that the Company represents the principal and the ultimate third party is its customer, which implies that the Company maintains control of the product through the tailgate of gas processing plants in certain natural gas processing and marketing agreements with certain midstream entities in accordance with the control model in ASC 606. This is a change from previous conclusions reached by the Company for these agreements, when utilizing the principal versus agent indicators under ASC Topic 605, Revenue Recognition (“ASC 605”), where the Company acted as the agent and the midstream processing entity acted as its customer. As a result, the Company modified its presentation of revenues and expenses for these agreements. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party customers through the marketing process. Transportation and processing costs related to these agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities, are now presented as Transportation and processing costs on the Company’s condensed consolidated statements of operations.
Certain of the Company’s contracts for the sale of commodities contain embedded derivatives. The Company has elected the normal purchases and normal sales scope exception as provided by ASC 815, Derivatives and Hedging.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue from Contracts with Customers
Revenue is measured based on considerations specified in contracts with customers, excluding any sales incentives or amounts collected on behalf of third parties. The Company recognizes revenue when a performance obligation is satisfied by the transfer of control over a product to the ultimate customer. Sales of oil, natural gas and NGLs are recognized at the time that control of the product is transferred to the customer and collectability is reasonably assured. Generally, the Company’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, the quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the prices of the Company’s oil, natural gas, and NGLs fluctuate to remain competitive with other available oil, natural gas, and NGLs supplies. The Company is reporting revenues disaggregated by product on the condensed consolidated statement of operations.
Oil Sales
Oil production is sold at the wellhead and the Company collects an agreed-upon index price, net of pricing differentials. In this scenario, revenue is recognized when control transfers to the purchaser at the wellhead at the net price received by the Company.
Natural Gas and NGLs Sales
Under the Company’s natural gas processing contracts, it delivers natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting natural gas and NGLs sales. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction, which includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party is its customer, the Company recognizes revenue on a gross basis, with transportation and processing fees presented as Transportation and processing costs on the Company’s condensed consolidated statements of operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at the inlet of the plant, meaning that the Company is the agent and the midstream processing entity is the Company’s customer, the Company recognizes natural gas and NGLs sales based on the net amount of the proceeds received from the midstream processing. The Company also determined that losses associated with shrinkage and line loss (“FL&U”) occur prior to the change in control. As a result, natural gas and NGLs sales are presented net of FL&U costs.
Production Imbalances
Previously, the Company elected to utilize the entitlements method, which is no longer applicable, to account for natural gas production imbalances. The Company now utilizes the sales method to account for natural gas production imbalances; if the Company sells natural gas to a customer in excess of its entitled share of production, the Company is required perform a principal versus agent analysis to determine whether it should record the gross amount of revenue and transportation and processing costs equal to the other owners’ interests or recognize the net amount of revenue. In conjunction with the adoption of ASC 606, for the three months ended March 31, 2018, there was no material impact to the financial statements due to this change in accounting for production imbalances.
Transaction Price Allocated to Remaining Performance Obligations
A significant number of the Company’s product sales are short-term in nature, with a contract term of one year or less. For these contracts, the Company has utilized the practical expedient in ASC 606-10-50-14, which exempts the Company from the requirements to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14(a), which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each unit of product generally represents a separate performance obligation; therefore, future

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.
Contract Balances
Under the Company’s product sales contracts, the Company invoices customers once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the three months ended March 31, 2018 and 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company enters into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on the Company’s oil and natural gas revenues and (ii) support the Company’s annual capital budgeting and expenditure plans.
Oil Production Derivative Activities
The Company’s material physical sales contracts governing its oil production are tied directly to, or are typically correlated with, NYMEX WTI oil prices. The Company uses put spread options, three-way collars and two-way collars to manage oil price volatility, and basis swap contracts and rollfactor swap contracts to reduce basis risk between NYMEX WTI prices and the actual index prices at which the oil is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the volumes associated with the Company’s outstanding oil derivative contracts expiring during the periods indicated and the weighted average oil prices for those contracts:

Crude Options	Nine Months Ending December 31, 2018	Year Ending December 31, 2019
Put spreads(1)
Purchased:
Puts
Notional (MBbl)	7,650	4,200
Weighted average strike price	$50.05	$52.86
Sold:
Puts
Notional (MBbl)	(7,650)	(4,200)
Weighted average strike price	$40.05	$42.86

Three-way collars
Purchased:
Puts
Notional (MBbl)	10,200	3,300
Weighted average strike price	$50.00	$50.45
Sold:
Puts
Notional (MBbl)	(10,200)	(3,300)
Weighted average strike price	$40.00	$40.45
Calls
Notional (MBbl)	(10,200)	(3,300)
Weighted average strike price	$72.40	$80.36

Two-way collars
Purchased:
Puts
Notional (MBbl)	825	—
Weighted average strike price	$45.67	$—
Sold:
Calls
Notional (MBbl)	(825)	—
Weighted average strike price	$61.31	$—

Basis swap contracts (2)
Midland-Cushing index swap volume (MBbl)	(3,123)	—
Swap price ($/Bbl)	$(0.86)	$—

Rollfactor swap contracts (3)
Midland-Cushing index swap volume (MBbl)	(4,125)	—
Swap price ($/Bbl)	$0.60	—

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Excludes 3,663 notional MBbls with a fair value of $3.8 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.
(3)
These positions hedge the timing risk associated with the Company’s physical sales. The Company generally sells crude oil for the delivery month at a sales price based on the average NYMEX price during that month, plus an adjustment calculated as a spread between the weighted average prices of the delivery month, the next month and the following month during the period when the delivery month is the first month.

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
The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

Natural Gas	Nine Months Ending December 31, 2018
Three-way collars
Purchased:
Puts
Notional (MMbtu)	2,250,000
Weighted average strike price	$3.00
Sold:
Calls
Notional (MMbtu)	(2,250,000)
Weighted average strike price	$3.60
Puts
Notional (MMbtu)	(2,250,000)
Weighted Average Strike Price	$2.75
Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Changes in fair value of derivative instruments	$8,606	29,771
Net derivative settlements	(2,873)	(301)
Net premium realization on options that settled during the period	(16,526)	(4,854)
(Loss) gain on derivatives	$(10,793)	$24,616
The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 14—Disclosures about Fair Value of Financial Instruments. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During the three months ended March 31, 2018 and 2017, the Company did not receive or post any margins in connection with collateralizing its derivative positions.
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
March 31, 2018
Derivative assets with right of offset or master netting agreements	$63,509	$(3,796)	$59,713
Derivative liabilities with right of offset or master netting agreements	(105,958)	3,796	(102,162)

December 31, 2017
Derivative assets with right of offset or master netting agreements	$59,132	$(1,443)	$57,689
Derivative liabilities with right of offset or master netting agreements	(106,986)	1,443	(105,543)

Concentration of Credit Risk
The Company believes that it has limited credit risk with respect to its exchange-traded contracts, as such contracts are subject to financial safeguards and transaction guarantees through NYMEX. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with a large multinational financial institution with an investment grade credit rating or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of March 31, 2018 and December 31, 2017 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company typically enters into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. If the Company believes a counterparty’s creditworthiness has declined or is suspect, it may seek to novate the applicable ISDA Agreement to another financial institution that has an ISDA Agreement in place with the Company. The Company did not incur any losses due to counterparty nonperformance during the three months ended March 31, 2018 or the year ended December 31, 2017.
Credit Risk Related Contingent Features in Derivatives
Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or collateral support (including letters of credit, security interests in an asset, or a performance bond or guarantee), or immediately settle any outstanding liability balances, upon the occurrence of a specified credit risk related event. These events, which are set forth in the Company’s existing commodity derivative contracts, include, among others, downgrades in the credit ratings of the Company and its affiliates, events of default under the Company’s revolving credit agreement (the “Revolving Credit Agreement”), and the release of collateral (other than as provided under the terms of the Company’s Revolving Credit Agreement). Although the Company could be required to post additional collateral or collateral support, or immediately settle any outstanding liability balances, under such conditions, the Company seeks to reduce its potential risk by entering into commodity derivative contracts with several different counterparties.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	March 31, 2018	December 31, 2017
Oil and natural gas properties:
Subject to depletion	$5,035,001	$4,492,802
Not subject to depletion
Incurred in 2018	335,895	—
Incurred in 2017	2,447,923	2,837,766
Incurred in 2016 and prior	1,145,443	1,220,746
Total not subject to depletion	3,929,261	4,058,512
Oil and natural gas properties, successful efforts method	8,964,262	8,551,314
Less accumulated depreciation, depletion and impairment	(938,629)	(822,459)
Total oil and natural gas properties, net	8,025,633	7,728,855
Other property, plant and equipment	159,488	131,115
Less accumulated depreciation	(27,797)	(24,528)
Other property, plant and equipment, net	131,691	106,587
Total property, plant and equipment, net	$8,157,324	$7,835,442

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects.
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $117.6 million and $66.7 million for the three months ended March 31, 2018 and 2017, respectively. The Company had no exploratory wells in progress at March 31, 2018 or December 31, 2017.
NOTE 5. ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended March 31, 2018, the Company incurred costs of $27.4 million related to the acquisition of leasehold acreage. During the three months ended March 31, 2018, the Company reflected $23.9 million as part of costs not subject to depletion and $3.5 million as part of costs subject to depletion within its oil and natural gas properties.
On April 20, 2017, the Company and Parsley LLC completed the acquisition (the “Double Eagle Acquisition”) of all of the interests in Double Eagle Lone Star LLC, DE Operating LLC, and Veritas Energy Partners, LLC (which were subsequently renamed Parsley DE Lone Star LLC, Parsley DE Operating LLC, and Parsley Veritas Energy Partners, LLC, respectively) from Double Eagle Energy Permian Operating LLC (“DE Operating”), Double Eagle Energy Permian LLC (“DE Permian”), and Double Eagle Energy Permian Member LLC (together with DE Operating and DE Permian, “Double Eagle”), as well as certain related transactions with an affiliate of Double Eagle. The aggregate consideration for the Double Eagle Acquisition, following post-closing adjustments, was $2,579.1 million, which consisted of (i) approximately $1,395.6 million in cash and (ii) 39,848,518 units of PE Units and a corresponding 39,848,518 shares of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”). Of the aggregate consideration transferred, approximately $172.3 million in cash and 4,921,557 PE Units (and a corresponding 4,921,557 shares of Class B Common Stock) were deposited in an indemnity holdback escrow account. On April 16, 2018, approximately $138.4 million and 3,937,246 PE Units (and a corresponding 3,937,246 shares of Class B Common Stock) were released from the indemnity holdback escrow account.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed, pursuant to the Double Eagle Acquisition, and, as a result, the estimates for fair value are subject to change. The Company anticipates certain changes, including, but not limited to, adjustments to working capital that are expected to be finalized prior to the measurement period’s expiration. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as a result of the Double Eagle Acquisition (in thousands):

Cash	$2,469
Receivables	20,756
Derivatives	3,970
Proved oil and natural gas properties	353,000
Unproved oil and natural gas properties	2,257,266
Total assets acquired	2,637,461
Accounts payable	(48,179)
Deferred tax liability	(10,167)
Total liabilities assumed	(58,346)
Estimated fair value of net assets acquired	$2,579,115
The Company has included in its condensed consolidated statements of operations revenues of $33.6 million and earnings of $29.3 million for the three months ended March 31, 2018 associated with the Double Eagle Acquisition.
Divestitures
During the three months ended March 31, 2018, the Company sold 45,438 gross (4,409.1 net) acres for total proceeds of $43.2 million, subject to customary purchase price adjustments. As of December 31, 2017, the Company classified certain of these assets as held for sale. Upon closing the sale, the Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC Topic 932, Extractive Activities—Oil and Gas.
NOTE 6. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2018 (in thousands):

March 31, 2018
Asset retirement obligations, beginning of period	$27,170
Additional liabilities incurred	359
Accretion expense	354
Liabilities settled upon plugging and abandoning wells	(25)
Disposition of wells	(74)
Asset retirement obligations, end of period	$27,784

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. DEBT
The Company’s debt consisted of the following as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Revolving Credit Agreement	$—	$—
6.250% senior unsecured notes due 2024	400,000	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	450,000
5.625% senior unsecured notes due 2027	700,000	700,000
Capital leases	4,707	4,906
Total debt	2,204,707	2,204,906
Debt issuance costs on senior unsecured notes	(25,506)	(26,341)
Premium on senior unsecured notes	3,183	3,312
Less: current portion	(2,388)	(2,352)
Total long-term debt	$2,179,996	$2,179,525

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
Revolving Credit Agreement
As of March 31, 2018, the borrowing base under the Revolving Credit Agreement was $1.8 billion, with a commitment level of $1.0 billion. There were no borrowings outstanding and $8.9 million in letters of credit outstanding as of March 31, 2018, resulting in availability of $991.1 million. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. See Note 15—Subsequent Events for information regarding the terms of the Sixth Amendment to the Revolving Credit Agreement, which was entered into on April 30, 2018.
As of March 31, 2018, letters of credit under the Revolving Credit Agreement bear a 1.5% weighted average interest rate.
Covenant Compliance
The Revolving Credit Agreement and the indentures governing the 5.625% senior unsecured notes due 2027 (the “2027 Notes”), 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”), the 5.375% senior unsecured notes due 2025 (the “2025 Notes”), and the 6.250% senior unsecured notes due 2024 (the “2024 Notes” and, together with the 2027 Notes, the New 2025 Notes and the 2025 Notes, the “Notes”) restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict its restricted subsidiaries from issuing dividends or making other payments to the Company; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time the Notes are rated investment grade by either Moody’s Investors Service, Inc. or

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Standard & Poor’s Ratings Services and no default or event of default (as defined in the indentures) has occurred and is continuing, many of the foregoing covenants pertaining to the Notes will be suspended. If the ratings on the Notes were to subsequently decline to below investment grade, the suspended covenants would be reinstated.
As of March 31, 2018, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.
Principal Maturities of Debt
Principal maturities of debt outstanding at March 31, 2018 are as follows (in thousands):

2018	$1,822
2019	2,057
2020	754
2021	57
2022	17
Thereafter	2,200,000
Total	$2,204,707
Interest Expense
The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash payments for interest	$29,455	$2,463
Change in interest accrual	1,453	16,219
Amortization of deferred loan origination costs	1,189	783
Amortization of bond premium	(129)	(129)
Total interest expense, net	$31,968	$19,336

NOTE 8. EQUITY
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of its outstanding Class B Common Stock), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For the three months ended March 31, 2018 and 2017, Class B Common Stock was not recognized in dilutive earnings per share calculations as the effect would have been antidilutive.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended March 31,
	2018	2017
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income attributable to Parsley Energy, Inc. Stockholders	$82,890	$29,442
Denominator:
Basic weighted average shares outstanding	260,654	220,674
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.32	$0.13
Diluted EPS
Numerator:
Net income attributable to Parsley Energy, Inc. Stockholders	82,890	29,442
Diluted net income attributable to Parsley Energy, Inc. Stockholders	$82,890	$29,442
Denominator:
Basic weighted average shares outstanding	260,654	220,674
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	985	1,023
Diluted weighted average shares outstanding (1)	261,639	221,697
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.32	$0.13

(1)
As of March 31, 2018 and 2017, there were 1,356,522 performance-based restricted stock awards (“PSAs”) and 640,062 performance-based restricted stock units (“PSUs”), respectively, that could vest in the future based on predetermined performance and market goals. These units were not included in the computation of EPS for the three months ended March 31, 2018 and 2017, respectively, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

Noncontrolling Interest
As a result of the equity offerings completed by the Company in 2017, the consummation of the Double Eagle Acquisition and exchanges by holders of PE Units (the “PE Unit Holders”), during 2017, the Company’s ownership of Parsley LLC decreased from 86.5% to 80.2% and the PE Unit Holders’ ownership of Parsley LLC increased from 13.5% to 19.8%.
During the three months ended March 31, 2018, certain PE Unit Holders exercised their exchange right under the Second Amended and Restated Limited Liability Company Agreement of Parsley LLC (the “Parsley LLC Agreement”), collectively electing to exchange an aggregate of 13,396,526 PE Units (and a corresponding number of shares of Class B Common Stock) for an aggregate of 13,396,526 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). In turn, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A Common Stock directly to each of the exchanging PE Unit Holders in satisfaction of their election notices. As a result of these exchanges of PE Units (and corresponding shares of Class B Common Stock) for shares of Class A Common Stock during the three months ended March 31, 2018, the Company’s ownership in Parsley LLC increased from 80.2% to 84.6% and the ownership of the PE Unit Holders in Parsley LLC decreased from 19.8% to 15.4%.
Because these changes in the Company’s ownership interest in Parsley LLC did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s basis in Parsley LLC and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.
The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the noncontrolling interest income (loss):

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$22,415	$9,007
Pacesetter Drilling, LLC	158	(159)
Total net income attributable to noncontrolling interest	$22,573	$8,848

NOTE 9. STOCK-BASED COMPENSATION
In connection with the Company’s initial public offering (the “IPO”), the Company adopted the Parsley Energy, Inc. 2014 Long Term Incentive Plan for employees, consultants, and directors of the Company who perform services for the Company. Refer to “Compensation Discussion and Analysis—Elements of Compensation—Incentive Compensation” in the Company’s Proxy Statement filed on Schedule 14A for the 2018 Annual Meeting of Stockholders for additional information related to this equity based compensation plan.
On February 12, 2018, the PSUs granted in 2016 and 2017 were converted into PSAs at 200% of the target payout for such awards. Similarly, certain of the time-based restricted stock units (“RSUs”) granted in 2016 were also converted to time-based restricted stock awards (“RSAs”) on February 12, 2018. As converted, the PSAs and RSAs are intended to be economically identical to the pre-conversion awards with the same material terms and conditions, including vesting schedules and performance criteria.
Stock-based compensation expense recorded for each type of stock-based compensation award for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Time-based restricted stock	$1,888	$1,117
Time-based restricted stock units	1,655	1,791
Performance-based restricted stock awards (1)	1,526	1,301
Total stock-based compensation	$5,069	$4,209

(1)	Includes stock based compensation expense related to historical performance-based stock units.
Stock-based compensation is included in General and administrative expenses in the Company’s condensed consolidated statements of operations included within this Quarterly Report. There was approximately $37.5 million of unamortized compensation expense relating to outstanding RSAs, RSUs, and PSAs at March 31, 2018. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s time-based restricted stock, time-based restricted stock unit, and performance-based restricted stock award activity for the three months ended March 31, 2018 (in thousands):

	Time-Based Restricted Stock (RSAs)	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Units (PSUs)	Performance-Based Restricted Stock Awards (PSAs)
Outstanding at January 1, 2018	779	1,200	640	—
Granted (1)	250	279	—	500
Converted	242	(242)	(428)	856
Vested	—	(462)	(212)	—
Forfeited	—	(7)	—	—
Outstanding at March 31, 2018	1,271	768	—	1,356

(1) Weighted average grant date fair value	$27.37	$27.37	$—	$13.72

NOTE 10. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax and the Texas Margins Tax. On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted by the U.S. government. The Tax Act significantly impacted the Company’s 2017 effective tax rate and made broad and complex changes to the U.S. corporate income tax code. Among other changes, the Tax Act: (i) reduces the U.S. federal corporate income tax rate from 35% to 21%; (ii) repeals the corporate alternative minimum tax and provides for a refund of previously accrued alternative minimum tax credits; (iii) modifies the provisions relating to the limitations on deductions for executive compensation of publicly traded corporations; (iv) enacts new limitations regarding the deductibility of interest expense; and (v) imposes new limitations on the utilization of net operating losses arising in taxable years beginning after December 31, 2017.
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
The Company’s effective combined U.S. federal and state income tax rate for the three months ended March 31, 2018 and 2017 was 18.1% and 32.5%, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized an income tax expense of $23.3 million and $18.4 million, respectively. Total income tax expense for the three months ended March 31, 2018 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due primarily to the impact of net income attributable to noncontrolling ownership interests as well as the impact of state income taxes and the reversal of a portion of the valuation allowance recorded in 2017.
The net effect of the exchange of PE Units and Class B Common Stock for Class A Common Stock during the three months ended March 31, 2018 was an increase of deferred tax liability of $11.0 million.
Tax Receivable Agreement
In connection with the IPO, on May 29, 2014, the Company entered into a Tax Receivable Agreement (the “TRA”) with Parsley LLC and certain PE Unit Holders prior to the IPO (each such person, a “TRA Holder”), including certain executive officers. The TRA generally provides for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of (i) any tax basis increases resulting from the contribution in connection with the IPO by such TRA Holder of all or a portion of its PE Units to the Company in exchange for shares of Class A Common Stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A Common Stock or, if

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

either the Company or Parsley LLC so elects, cash, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The term of the TRA commenced on May 29, 2014, and continues until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA. If the Company elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the hypothetical future tax benefits that could be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control.
The actual amount and timing of payments to be made under the TRA will depend on a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company’s payments under the TRA constituting imputed interest. As of March 31, 2018, there have been no payments associated with the TRA.
As a result of the exchange of PE Units by certain TRA Holders, the Company recorded additional deferred tax assets of $4.9 million. The payable pursuant to the TRA was also increased by $4.1 million, which is 85% of the deferred tax asset and additional paid in capital was increased by $0.7 million.
As of March 31, 2018 and December 31, 2017, the Company had recorded a TRA liability of $62.7 million and $58.5 million, respectively, for the estimated payments that will be made to the TRA Holders who have exchanged shares along with corresponding deferred assets, net of valuation allowance, of $73.7 million and $68.8 million, respectively, as a result of the increase in tax basis arising from such exchanges and the decrease in tax basis as a result of the decrease in the future statutory tax rate.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to any such proceedings or claims will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position as a whole or on its liquidity, capital resources or future results of operations. The Company will continue to evaluate proceedings and claims involving the Company on a regular basis and will establish and adjust any reserves as appropriate to reflect its assessment of the then-current status of the matters.
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
Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both March 31, 2018 and December 31, 2017, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Obligations
The Company had no material changes in its contractual commitments and obligations from amounts listed under Note 12—Commitments and Contingencies in its Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 12. RELATED PARTY TRANSACTIONS
Well Operations
During the three months ended March 31, 2018 and 2017, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three months ended March 31, 2018 and 2017 totaled $0.5 million and $0.4 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, the Company owns a 42.5% interest in SPS. The Company accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three months ended March 31, 2018 and 2017, the Company incurred charges totaling $4.0 million and $2.1 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”), which is controlled by SPS. During the three months ended March 31, 2018 and 2017, the Company incurred charges totaling $2.6 million and $2.6 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities.
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
NOTE 13. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2018 and 2017, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Three Months Ended March 31,
	2018	2017
Shell Trading (US) Company	54%	66%
Lion Oil, Inc.	17%	—%
Targa Pipeline Mid-Continent, LLC	11%	13%

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
Proved oil and natural gas properties. During the three months ended March 31, 2018 and 2017, the Company did not recognize impairment charges, as the carrying amount of the assets exceeds the undiscounted future cash flows of the assets.
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

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$292,881	$—	$—	$292,881
Commodity derivative instruments(1)	—	59,713	—	59,713
Total assets	$292,881	$59,713	$—	$352,594

Liabilities:
Commodity derivative instruments(1)	$—	$(102,162)	$—	$(102,162)
Total liabilities	$—	$(102,162)	$—	$(102,162)
Net asset (liability)	$292,881	$(42,449)	$—	$250,432

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$476,619	$—	$—	$476,619
Commodity derivative instruments(1)	—	57,689	—	57,689
Total assets	$476,619	$57,689	$—	$534,308

Liabilities:
Commodity derivative instruments(1)	$—	$(105,543)	$—	$(105,543)
Total liabilities	$—	$(105,543)	$—	$(105,543)
Net asset (liability)	$476,619	$(47,854)	$—	$428,765

(1)	This includes deferred premiums to be settled upon expiration of the contract.

Money market funds in the preceding tables consist of money market funds included in cash and cash equivalents on the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. During the three months ended March 31, 2018 and 2017, income related to these investments was $1.9 million and $2.4 million, respectively, and is recorded on the Company’s condensed consolidated statements of operations as Interest income.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Commercial paper	$—	$—	$24,939	$24,918
Short-term investments:
Commercial paper	149,345	149,144	149,283	149,151
Long-term debt:
6.250% senior unsecured notes due 2024	400,000	414,856	400,000	423,824
5.375% senior unsecured notes due 2025	650,000	647,777	650,000	658,483
5.250% senior unsecured notes due 2025	450,000	445,995	450,000	454,010
5.625% senior unsecured notes due 2027	700,000	698,551	700,000	715,169
Revolving Credit Agreement	—	—	—	—
The fair values of the Notes were determined using the March 31, 2018 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of March 31, 2018, there are no indicators for change in the Company’s market spread.
Periodically, the Company invests in commercial paper with investment grade rated entities. The investments are carried at amortized cost and classified as held-to-maturity because the Company has the intent and ability to hold them until they mature. The net carrying value of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the investments. Income related to these investments is recorded on the Company’s condensed consolidated statements of operations as Interest income.
The following tables provide the components of the Company’s cash and cash equivalents and short-term investments as of the dates indicated (in thousands):

	March 31, 2018
Consolidated Balance Sheet Location	Cash	Commercial Paper	Money Market Funds	Total
Cash and cash equivalents	$57,881	$—	$292,881	$350,762
Short-term investments	—	149,345	—	149,345

	December 31, 2017
Consolidated Balance Sheet Location	Cash	Commercial Paper	Money Market Funds	Total
Cash and cash equivalents	$52,631	$24,939	$476,619	$554,189
Short-term investments	—	149,283	—	149,283
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sixth Amendment to Revolving Credit Facility
On April 30, 2018, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Sixth Amendment (the “Sixth Amendment”) to the Revolving Credit Agreement. The Sixth Amendment, among other things, modifies the terms of the Credit Agreement to (i) increase the borrowing base under the Credit Agreement from $1.8 billion to $2.3 billion (although the aggregate elected commitments under the Credit Agreement will remain at $1.0 billion), (ii) decrease the applicable margins for borrowings under the Credit Agreement to a range of (A) 1.25% to 2.25% for LIBOR based borrowings and (B) 0.25% to 1.25% for alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization, (iii) reduce the frequency of scheduled borrowing base redeterminations from semi-annually to annually in certain circumstances, (iv) remove the cap on the amount of additional indebtedness allowed in the form of unsecured senior notes, (v) provide additional flexibility, subject to certain conditions, to make restricted payments, (vi) provide enhanced flexibility, subject to certain dollar limitations, to make investments in unrestricted subsidiaries and joint ventures and to make other investments, (vii) permit, subject to certain conditions, the dispositions of equity interests in unrestricted subsidiaries and (viii) amend certain other negative covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” and in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, “we,” “us” or the “Company”) was formed in December 2013, to succeed our predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin from Joe Parsley, a co-founder of Parker and Parsley Petroleum Company.
We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil, natural gas and NGLs reserves in the Permian Basin. The Permian Basin is located in West Texas and Southeastern New Mexico and is comprised of three primary sub-areas: the Midland Basin, the Central Basin Platform and the Delaware Basin. These areas are characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are located in the Midland and Delaware Basins, where, given the historical associated returns, we focus predominantly on horizontal development drilling.
As a holding company and the sole managing member of Parsley Energy, LLC (“Parsley LLC”), (i) our sole material asset consists of 268,112,160 PE Units as of March 31, 2018, (ii) we are responsible for all operational, management and administrative decisions of Parsley LLC, and (iii) we consolidate the financial results of Parsley LLC and its subsidiaries.
Recent Events
CEO Succession Plan
On January 9, 2018, we announced that Bryan Sheffield, our Chief Executive Officer and Chairman of the board of directors, intends to step down from his position as our Chief Executive Officer, effective January 1, 2019. Mr. Sheffield will continue to serve as Chief Executive Officer through the end of 2018. Beginning on January 1, 2019, Mr. Sheffield is expected to remain with the Company, in the newly created position of Executive Chairman throughout 2019, and he is expected to serve as Chairman of the Board thereafter. Matt Gallagher, our President and Chief Operating Officer, will succeed Mr. Sheffield as Chief Executive Officer, effective January 1, 2019, and was appointed to our board of directors concurrent with the announcement on January 9, 2018.
Our Properties
The following table sets forth information as of March 31, 2018 relating to our leasehold acreage:

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	182,372	123,677	73,313	46,789	255,685	170,466
Delaware Basin	34,836	32,277	15,220	12,658	50,056	44,935
Total	217,208	155,954	88,533	59,447	305,741	215,401

In addition to the leasehold acreage described above, as of March 31, 2018, we held mineral rights in 33,251 acres, with an average royalty interest of 21%. These mineral rights and associated royalty interests boost our net revenue interest in the applicable properties.
The majority of our identified horizontal drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin.
As of March 31, 2018, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	983	753.7	270	250.6	1,253	1,004.3
Delaware Basin	14	13.5	67	63.3	81	76.8
Total	997	767.2	337	313.9	1,334	1,081.1
As of March 31, 2018, we held an interest in 1,672 gross (1,156.0 net) wells, including wells that we do not operate. As of March 31, 2018, we owned an immaterial number of productive wells related to the production of natural gas.
Since commencing our horizontal drilling program in 2013 through March 31, 2018, we have placed on production 245 gross (228.4 net) horizontal wells in the Midland Basin and 48 gross (46.2 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal wells placed on production during the three months ended March 31, 2018:

Area	Gross	Net
Midland Basin	20	19.1
Delaware Basin	21	20.6
Total	41	39.7
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;

•	lease operating expenses;

•	capital expenditures;

•	completions activities; and

•	certain unit costs.

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
Natural gas and NGLs sales and associated production volumes for the three months ended March 31, 2018 reflect adjustments associated with our adoption of ASC 606 effective January 1, 2018, as discussed in Factors Affecting the Comparability of our Financial Position and Results of Operations—Impact of ASC Topic 606 Adoption.
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Oil sales	86%	85%
Natural gas sales	4%	6%
Natural gas liquids sales	10%	9%
Other revenues are not material and include fees charged by certain of our subsidiaries, Pacesetter Drilling, LLC (“Pacesetter”) and Parsley Minerals, LLC, to third parties for drilling services and surface use in the normal course of business. In addition, other revenues include salt water and gathering system income.
Production Volumes
The following table presents historical production volumes for our properties for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Oil (MBbls)	5,341	3,394
Natural gas (MMcf)	8,556	4,419
Natural gas liquids (MBbls)	1,643	800
Total (MBoe)	8,410	4,931
Average net production (Boe/d)	93,444	54,789
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

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production. The volumes and terms of our derivative instruments as of March 31, 2018 were as follows:

Description and Production Period	VOLUME (MBbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)	PRICE
Crude Oil Put Spreads(1):
Apr 2018 - Jun 2018	300	$37.50	$47.50
Apr 2018 - Jun 2018	150	$42.50	$52.50
Apr 2018 - Jun 2018	600	$45.00	$55.00
Jul 2018 - Dec 2018	4,800	$40.00	$50.00
Jul 2018 - Dec 2018	900	$37.50	$47.50
Jul 2018 - Oct 2018	300	$40.00	$50.00
Oct 2018 - Dec 2018	600	$40.00	$50.00
Jan 2019 - Jun 2019	2,100	$40.00	$50.00
Jul 2019 - Dec 2019	900	$45.00	$55.00
Jul 2019 - Dec 2019	1,200	$47.50	$57.50
Total	11,850

Crude Oil Three-Way Collars(2):
Apr 2018 - Jun 2018	750	$40.00	$50.00	$60.00
Apr 2018 - Dec 2018	1,800	$40.00	$50.00	$74.75
Apr 2018 - Dec 2018	1,800	$40.00	$50.00	$74.00
Apr 2018 - Jun 2018	600	$40.00	$50.00	$77.10
Apr 2018 - Jun 2018	1,950	$40.00	$50.00	$65.00
Jul 2018 - Dec 2018	600	$40.00	$50.00	$76.93
Jul 2018 - Dec 2018	1,200	$40.00	$50.00	$76.80
Jul 2018 - Dec 2018	1,500	$40.00	$50.00	$76.25
Jan 2019 - Dec 2019	1,800	$40.00	$50.00	$80.00
Jan 2019 - Dec 2019	1,200	$40.00	$50.00	$81.00
Jul 2019 - Dec 2019	300	$45.00	$55.00	$80.00
Total	13,500

Crude Oil Collars(3):
Apr 2018 - Dec 2018	138		$45.00	$60.85
Apr 2018 - Dec 2018	275		$47.00	$59.40
Apr 2018 - Dec 2018	137		$45.00	$60.00
Apr 2018 - Dec 2018	275		$45.00	$64.10
Total	825

Rollfactor swap contracts(4):
Apr 2018 - Dec 2018	1,375				$0.56
Apr 2018 - Dec 2018	1,375				$0.60
Apr 2018 - Dec 2018	1,375				$0.65
	4,125

Description and Production Period	VOLUME (MBbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)	PRICE
Crude Oil Basis Swaps(5):
Apr 2018 - Dec 2018	688				$(0.80)
Apr 2018 - Dec 2018	137				$(1.30)
Apr 2018 - Dec 2018	270				$(0.95)
Apr 2018 - Dec 2018	138				$(1.00)
Apr 2018 - Dec 2018	630				$(0.85)
Apr 2018 - Dec 2018	450				$(0.50)
Apr 2018 - Dec 2018	810				$(1.00)
Total	3,123

Description and Production Period	VOLUME (MMbtu)	SHORT PUT PRICE ($/MMbtu)	LONG PUT PRICE ($/MMbtu)	SHORT CALL PRICE ($/MMbtu)
Natural Gas Three-Way Collars(6):
Apr 2018 - Dec 2018	2,250,000	$2.75	$3.00	$3.60
Total	2,250,000

(1)
When the NYMEX price is above the long put price, we receive the NYMEX price. When the NYMEX price is between the long put price and the short put price, we receive the long put price. When the NYMEX price is below the short put price, we receive the NYMEX price plus the difference between the short put price and the long put price.

(2)	Functions similarly to put spreads, except that when the index price is at or above the call price, we receive the call price.
(3)
When the NYMEX price is below the long put price, we receive the long put price. When the NYMEX price is between the put and short call prices, we receive the NYMEX price. When the NYMEX price is above the short call price, we receive the short call price.

(4)
These swaps fix the adjustment at the swap price to ensure that we receive a sales price based on the average NYMEX price during that month, plus an adjustment calculated as a spread between the weighted average prices of the delivery month, the next month and the following month during the period when the delivery month is the first month.

(5)	We receive or pay the differential price on our crude oil basis swaps.
(6)	Functions similarly to put spreads, except that when index price is at or above the call price, we receive the call price.
We will recognize the following losses in the line item (Loss) gain on derivatives on our condensed consolidated statements of operations from net premiums paid or deferred on options that will settle during the following periods (in thousands):

Q2 2018	$(16,521)
Q3 2018	(17,854)
Q4 2018	(19,114)
Q1 2019	(5,865)
Q2 2019	(5,865)
Q3 2019	(5,477)
Q4 2019	(5,477)
Total	$(76,173)

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
Given the volatility of commodity prices in recent years and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. During the three months ended March 31, 2018 and 2017, we did not recognize an impairment of our proved oil and natural gas properties. At March 31, 2018, in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 132% per field and, individually, by a minimum of 131%.
The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, based on five-year WTI futures price index for oil and NGLs and five-year Henry Hub futures price index for natural gas, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs in the undiscounted future cash flow estimate, except commodity price estimates, remained relatively consistent from March 31, 2017 to March 31, 2018. Future commodity pricing for oil and NGLs is based on five-year WTI futures prices, which increased from March 31, 2017 to March 31, 2018, and future commodity pricing for natural gas is based on five-year Henry Hub futures prices, which decreased from March 31, 2017 to March 31, 2018. In terms of the increase in value of undiscounted cash flows from March 31, 2017 to March 31, 2018, the effect of the increase in pricing has been complemented by the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties and certain acquisitions.
As part of our period end reserves estimation process for future periods, we expect there could be changes in the key assumptions used, which could be significant, including updates to future pricing estimates and differentials, future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions. There is a significant degree of uncertainty with the assumptions used to estimate future undiscounted cash flows due to, but not limited to, the risk factors referred to in “Item 1A. Risk Factors” included in the Annual Report.
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. A decrease of 10% in estimated future pricing of oil and natural gas commodities as of March 31, 2018, however, would not have resulted in an impairment of our proved oil and natural gas properties.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:
Recent Transactions
Sixth Amendment to Revolving Credit Facility
On April 30, 2018, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Sixth Amendment (the “Sixth Amendment”) to the Revolving Credit Agreement. The Sixth Amendment, among other things, modifies the terms of the Credit Agreement to (i) increase the borrowing base under the Credit Agreement from $1.8 billion to $2.3 billion (although the aggregate elected commitments under the Credit Agreement will remain at $1.0 billion), (ii) decrease the applicable margins for borrowings under the Credit Agreement to a range of (A) 1.25% to 2.25% for LIBOR based borrowings and (B) 0.25% to 1.25% for alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization, (iii) reduce the frequency of scheduled borrowing base redeterminations from semi-annually to annually in certain circumstances, (iv) remove the cap on the amount of additional indebtedness allowed in the form of unsecured senior notes, (v) provide additional flexibility, subject to certain conditions, to make restricted payments, (vi) provide enhanced flexibility, subject to certain dollar limitations, to make investments in unrestricted subsidiaries and joint ventures and to make other investments, (vii) permit, subject to certain conditions, the dispositions of equity interests in unrestricted subsidiaries and (viii) amend certain other negative covenants.

Capital Expenditures
Our drilling, completions and infrastructure activities are capital intensive and require us to make substantial capital expenditures, which vary from year to year. For further information about our capital expenditures, see “—Capital Requirements and Sources of Liquidity.”
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Capital expenditures	$424,086	$188,466
Our capital expenditures for drilling, completions and infrastructure (including facility buildout) were $1,207.4 million for the year ended December 31, 2017, of which our aggregate drilling and completion expenditures were $1,049.6 million and our infrastructure and other expenditures were $157.8 million.
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

Impact of ASC Topic 606 Adoption
We adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. As a result, we changed our accounting policy for revenue recognition, which resulted in the following adjustments:

	Three Months Ended March 31, 2018
	ASC 605	Adjustment	ASC 606
Production revenues (in thousands):
Oil sales	$331,103	$—	$331,103
Natural gas sales (1)	15,586	1,838	17,424
Natural gas liquids sales (1)	36,191	4,429	40,620
Total production revenues	382,880	6,267	389,147
Operating expenses
Transportation and processing costs	—	6,267	6,267
Production revenues less transportation and processing costs	$382,880	$—	$382,880

Net income attributable to Parsley, Inc. stockholders (in thousands)	$82,890	$—	$82,890

Production:
Oil (MBbls)	5,341	—	5,341
Natural gas (MMcf) (1)	7,982	574	8,556
Natural gas liquids (MBbls) (1)	1,464	179	1,643
Total (MBoe)	8,083	327	8,410

Average daily production volume:
Oil (Bbls)	59,344	—	59,344
Natural gas (Mcf)	88,689	6,378	95,067
Natural gas liquids (Bbls)	16,267	1,989	18,256
Total (Boe)	89,811	3,633	93,444

Certain unit costs (per Boe) (3):
Lease operating expenses	$3.57	$(0.14)	$3.43
Transportation and processing costs	$—	$0.75	$0.75
Production and ad valorem taxes	$2.99	$(0.11)	$2.88
Depreciation, depletion and amortization	$14.99	$(0.58)	$14.41
General and administrative expenses	$4.33	$(0.17)	$4.16

(1)	Natural gas and NGLs volumes for the three months ended March 31, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.
(2)
Average prices shown in the table include transportation and processing costs and reflect prices both before and after the effects of the Company’s realized commodity hedging transactions. The Company’s calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

(3)	Average costs per Boe for the three months ended March 31, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.
Changes to natural gas and NGLs sales were made in accordance with the control model defined in ASC 606. Under the new control model, we are required to identify and separately analyze each contract associated with revenues to determine the appropriate accounting application. We considered various indicators for contracts and the weighting of their relevance to determine when control transferred to the customer (such as whether raw gas is sold at the receipt point or residue gas and NGLs are sold at the tailgate of the gas processing plants). Based on this analysis, we concluded that the presence of product redelivery and take-in-kind rights, if substantive, are determinative indicators of control transferring at the tailgate if there is intent at contract inception. Additionally, we consider risk of loss an important indicator of when control transfers, which is comprised of risks associated with loss of product, exposure to product mix and recoveries and exposure to index versus actual prices. We also concluded that title, custody and acceptance are not determinative indicators of control, as such factors may be present in the case of a sale or the performance of a service.
As a result of this analysis, we modified our accounting and presentation of natural gas and NGLs sales, and transportation and processing costs under certain marketing agreements. This is due to the conclusion that we represent the principal and the ultimate third party is our customer, which implies that we maintain control of the product through the tailgate of gas processing plants in certain natural gas processing and marketing agreements with certain midstream entities in accordance with the control model in ASC 606. This is a change from previous conclusions we reached for these agreements when utilizing the principal versus agent indicators under ASC 605 where we acted as the agent and the midstream processing entity acted as our customer. As a result, our presentation of revenues and expenses for these agreements has been modified. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party customers through the marketing process. Transportation and processing costs related to these agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities, are now presented as Transportation and processing costs on our condensed consolidated statements of operations. Additionally, all references to production and per Boe unit costs reflect this adoption, which has the effect of increasing certain natural gas and NGLs volumes and revenues, offset by a corresponding transportation and processing expense such that there is no change to reported net income. Refer to Note 2—Summary of Accounting Policies—Impact of ASC 606 Adoption in our condensed consolidated financial statements for additional discussion.
All comparisons to prior period sales, expenses, production volumes and unit costs reflect the changes in reporting methodology for the three months ended March 31, 2018. To provide additional insight, in the above table, we have quantified the impact of the adoption of ASC 606 during the three months ended March 31, 2018.

Results of Operations
Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,
	2018	2017
Production revenues (in thousands):
Oil sales	$331,103	$169,745
Natural gas sales (1)	17,424	12,467
Natural gas liquids sales (1)	40,620	17,413
Total revenues	$389,147	$199,625

Average realized prices (2):
Oil, without realized derivatives (per Bbls)	$61.99	$50.01
Oil, with realized derivatives (per Bbls)	58.32	48.52
Natural gas, without realized derivatives (per Mcf)	2.04	2.82
Natural gas, with realized derivatives (per Mcf)	2.06	2.80
Natural gas liquids (per Bbls)	24.72	21.77
Average price per Boe, without realized derivatives	46.27	40.48
Average price per Boe, with realized derivatives	43.97	39.44

Production:
Oil (MBbls)	5,341	3,394
Natural gas (MMcf) (1)	8,556	4,419
Natural gas liquids (MBbls) (1)	1,643	800
Total (MBoe)	8,410	4,931

Average daily production volume:
Oil (Bbls)	59,344	37,711
Natural gas (Mcf)	95,067	49,100
Natural gas liquids (Bbls)	18,256	8,889
Total (Boe)	93,444	54,789

(1)
Natural gas and NGLs sales and associated production volumes for the three months ended March 31, 2018 reflect adjustments associated with our adoption of ASC 606 effective January 1, 2018, as discussed in Factors Affecting the Comparability of our Financial Position and Results of Operations—Impact of ASC Topic 606 Adoption.

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

	Three Months Ended March 31,
	2018	2017
Average realized oil price ($/Bbl)	$61.99	$50.01
Average NYMEX ($/Bbl)	$62.89	$51.78
Differential to NYMEX	$(0.90)	$(1.77)
Average realized oil price as a percentage of average NYMEX oil price	99%	97%
Average realized natural gas price ($/Mcf)	$2.04	$2.82
Average NYMEX ($/Mcf)	$2.85	$3.06
Differential to NYMEX	$(0.81)	$(0.24)
Average realized natural gas price as a percentage of average NYMEX gas price	72%	92%
Average realized NGLs price ($/Bbl)	$24.72	$21.77
Average NYMEX ($/Bbl)	$62.89	$51.78
Differential to NYMEX	$(38.17)	$(30.01)
Average realized NGLs price as a percentage of average NYMEX oil price	39%	42%
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues increased by $189.5 million, or 95%, to $389.1 million for the three months ended March 31, 2018 from $199.6 million for the three months ended March 31, 2017.

As shown in the following tables, from the three months ended March 31, 2017 to the three months ended March 31, 2018, the net dollar effect of the increase in oil, natural gas, and NGLs prices was $62.1 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $127.4 million. Of these changes, increases of $1.8 million and $4.4 million for natural gas and NGLs sales, respectively, are related to the adoption of Topic 606 for the three months ended March 31, 2018 as discussed in Note 2—Summary of Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Change in prices	Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$11.98	5,341	$63,982
Natural gas (per Mcf)	(0.78)	8,556	(6,714)
Natural gas liquids (per Bbls)	2.95	1,643	4,858
Total revenues due to change in price			$62,126

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	1,947	$50.01	$97,376
Natural gas (MMcf)	4,137	2.82	11,671
Natural gas liquids (MBbls)	843	21.77	18,349
Total revenues due to change in production volumes			$127,396

Operating expenses
The following table summarizes our expenses for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Operating expenses (in thousands):
Lease operating expenses	$28,832	$17,627
Transportation and processing costs	6,267	—
Production and ad valorem taxes	24,186	11,162
Depreciation, depletion and amortization	121,199	68,970
General and administrative expenses (1)	34,995	24,042
Exploration and abandonment costs	5,411	2,763
Acquisition costs	4	1,344
Accretion of asset retirement obligations	354	136
Other operating expenses	2,175	2,283
Total operating expenses	$223,423	$128,327

Expense per Boe(2):
Lease operating expenses	$3.43	$3.57
Transportation and processing costs	0.75	—
Production and ad valorem taxes	2.88	2.26
Depreciation, depletion and amortization	14.41	13.99
General and administrative expenses	4.16	4.88
Exploration and abandonment costs	0.64	0.56
Acquisition costs	—	0.27
Accretion of asset retirement obligations	0.04	0.03
Other operating expenses	0.26	0.46
Total operating expenses per Boe	$26.57	$26.02

(1)	General and administrative expenses include stock-based compensation expense of $5.1 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively.

(2)
All unit costs for the three months ended March 31, 2018 reflect the adoption of ASC 606, which had the effect of increasing certain natural gas and NGLs volumes, and, in turn, effectively decreased unit costs by approximately 4%.

Lease operating expenses. Lease operating expenses were $28.8 million and $17.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily due to the increase in the number of our operated and non-operated wells.
On a per Boe basis, lease operating expenses decreased $0.14 per Boe, or 4%, to $3.43 for the three months ended March 31, 2018 from $3.57 for the three months ended March 31, 2017. Relatively stable lease operating expense per Boe is a function of the increase in lease operating expenses associated with additional wells being offset by production from new wells.
Transportation and processing costs. Transportation and processing costs were $6.3 million for the three months ended March 31, 2018 and $0.75 per Boe. Transportation and processing costs represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements. Due to the adoption of ASC 606, we now report such costs separately. During the three months ended March 31, 2017, these costs were included in our net natural gas and NGLs sales. Refer to Note 2—Summary of Accounting Policies—Impact of ASC 606 Adoption in our condensed consolidated financial statements for additional discussion.

Production and ad valorem taxes. Production and ad valorem taxes were $24.2 million and $11.2 million for the three months ended March 31, 2018 and 2017, respectively. On a per Boe basis, production and ad valorem taxes increased from $2.26 per Boe for the three months ended March 31, 2017 to $2.88 per Boe for the three months ended March 31, 2018.
Overall, for the three months ended March 31, 2018, compared to the same period in 2017, production taxes increased by approximately $9.1 million, reflecting increased production during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Ad valorem taxes increased by $3.9 million over the same period, reflecting increased property assessments.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $121.2 million and $69.0 million for the three months ended March 31, 2018, and 2017 respectively.
The increase is largely attributable to acquisitions that resulted in a $2,321.9 million increase in costs subject to depletion as of March 31, 2018 as compared to March 31, 2017 and a 71% increase in production during the three months ended March 31, 2018 as compared to the same period in 2017. The increase was partially offset by a 68% increase in total proved reserves and a 73% increase in proved developed reserves as of March 31, 2018, as compared to March 31, 2017.
On a per Boe basis, DD&A expense increased to $14.41 for the three months ended March 31, 2018 from $13.99 during the three months ended March 31, 2017, primarily due to the increase in production volumes and reserves discussed above.
General and administrative expenses. General and administrative expenses were $35.0 million and $24.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily due to higher payroll and stock-based compensation expenses associated with the hiring of additional employees to manage our growing asset base, recent acquisitions and increased production. General and administrative expenses per Boe decreased from $4.88 during the three months ended March 31, 2017 to $4.16 during the three months ended March 31, 2018 as a result of production volume growth outpacing general and administrative expenses growth.
Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Leasehold abandonments	$5,179	$—
Geological and geophysical costs	192	1,374
Unproved leasehold amortization	40	228
Idle drilling rig fees	—	1,161
Total exploration and abandonment costs	$5,411	$2,763
During the three months ended March 31, 2018, we recognized leasehold abandonment expenses of approximately $5.2 million, which primarily relates to expired acreage and expiring acreage determined to be outside of our economically productive reserves. There was no such activity for the three months ended March 31, 2017.
We recognized geological and geophysical (“G&G”) costs of $0.2 million and $1.4 million during the three months ended March 31, 2018 and 2017, respectively. Our G&G costs consist of the expenses associated with acquiring and processing seismic data, geophysical data and core analysis, primarily relating to increased geoscientific analysis of our acreage. The decrease during the three months ended March 31, 2018 relates to a reduction in G&G related activity.
We recognized unproved leasehold amortization expense of $40.0 thousand and $0.2 million during the three months ended March 31, 2018 and 2017, respectively, which relates to the amortization of unproved leasehold costs.
During the three months ended March 31, 2017, exploration costs included $1.2 million idle drilling rig fees that were not chargeable to our joint operations. The applicable drilling rig contract expired on March 31, 2017, and no such fees were incurred during the three months ended March 31, 2018.
Acquisition costs. During the three months ended March 31, 2018 and 2017, we incurred $4.0 thousand and $1.3 million, respectively, of acquisition costs, which include non-recurring legal and other due diligence fees paid associated with the acquisitions described in Note 5—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other operating expenses. During the three months ended March 31, 2018 and 2017, other operating expenses, which are primarily related to operating expenses incurred during the normal course of business of our majority-owned subsidiary, Pacesetter, were $2.2 million and $2.3 million, respectively.
Other income (expense)
The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Other income (expense) (in thousands):
Interest expense, net	$(31,968)	$(19,336)
Loss on sale of property	(111)	—
Loss on early extinguishment of debt	—	(3,891)
(Loss) gain on derivatives	(10,793)	24,616
Change in TRA liability	(82)	(20,549)
Interest income	2,123	2,371
Other income	301	950
Total other expense, net	$(40,530)	$(15,839)
Interest expense, net. Interest expense, net for the three months ended March 31, 2018 and 2017 was $32.0 million and $19.3 million, respectively. The increase resulted from increased weighted average debt outstanding, as discussed in Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Loss on sale of property. We recognized a $0.1 million loss on the sale of property during the three months ended March 31, 2018 attributable to purchase price adjustments for acquisitions that closed during prior periods. There was no such activity for the three months ended March 31, 2017.
Loss on early extinguishment of debt. We recorded a $3.9 million loss on early extinguishment of debt during the three months ended March 31, 2017 due to the redemption of our then outstanding 7.500% senior unsecured notes due 2022 in January 2017. There was no such activity for the three months ended March 31, 2018.
(Loss) gain on derivatives. We recognized a loss on derivatives of $10.8 million and a gain on derivatives of $24.6 million, respectively during the three months ended March 31, 2018 and 2017. The change during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily a result of higher commodity prices, which decrease the value of our derivative portfolio.
Change in TRA liability. We recorded a $0.1 million expense during the three months ended March 31, 2018 associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2017. During the three months ended March 31, 2017 we recorded a $20.5 million expense associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2016.
Interest income. Interest income decreased $0.3 million to $2.1 million from $2.4 million during the three months ended March 31, 2018, as compared to the same respective period in 2017.
Other income. Other income was $0.3 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease for the three months ended March 31, 2018, as compared to the same respective period in 2017 is primarily attributable a decrease in fair value adjustments associated with money market accounts of $0.4 million as well as a $0.3 million decrease in income from our equity investment in Spraberry Production Services, LLC.
Income Tax Benefit (Expense)
During the three months ended March 31, 2018 and 2017, we recognized income tax expense of $23.3 million and $18.4 million, respectively. These changes were attributable to the changes in our results of operations, discussed above, as well as the impact of net income attributable to noncontrolling ownership interests and state income taxes.

Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Capital expenditures	$424,086	$188,466
Our 2018 budget for capital development expenditures is approximately $1,350.0 million to $1,550.0 million, 85% to 90% of which is expected to be used for drilling and completions and 10% to 15% of which is expected to be used for infrastructure and other expenditures. Our capital budget excludes any amounts that may be paid for acquisitions. For the year ended December 31, 2017, our aggregate drilling and completion expenditures were $1,049.6 million and our infrastructure and other expenditures were $157.8 million for a total of $1,207.4 million. The amount and timing of 2018 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2018 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for fiscal year 2018, we believe that our cash on hand, cash flow from operations and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through 2018. However, as more fully described below, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. As of March 31, 2018, our liquidity was as follows (in millions):

Cash and cash equivalents	$350.8
Short-term investments	149.3
Revolving Credit Agreement availability	991.1
Liquidity	$1,491.2
Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2017 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2018 does not allocate any amounts for acquisitions of oil and natural gas properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$226,955	$42,025
Net cash used in investing activities	(423,191)	(760,917)
Net cash (used in) provided by financing activities	(7,191)	2,502,266
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $227.0 million and $42.0 million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by operating activities increased primarily due to a $191.9 million increase in total revenues, offset by a $39.1 million increase in cash based operating expenses, including lease operating expenses, transportation and processing costs, production and ad valorem taxes, cash general and administrative expenses and acquisition costs, as well as a decrease in funds used to satisfy working capital obligations.
Cash flows used in investing activities. Net cash used in investing activities was approximately $423.2 million and $760.9 million for the three months ended March 31, 2018 and 2017, respectively. The decreased amount of cash used in investing activities was due primarily to the $561.8 million decrease in acquisition costs during the three months ended March 31, 2018 over the three months ended March 31, 2017, offset by the $250.1 million increase in development costs related to our oil and natural gas properties during the three months ended March 31, 2018 over the three months ended March 31, 2017. Please refer to Note 5—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion related to acquisitions.
Cash flows (used in) provided by financing activities. Net cash used in financing activities was $7.2 million and net cash provided by financing activities was $2,502.3 million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities decreased by $2,509.5 million in the period ending March 31, 2018 as a result of the Company not completing any debt or equity issuances in the period. During the three months ended March 31, 2018, we had payments on long-term debt of $0.7 million and $6.5 million related to the vesting of RSUs and PSUs. During the three months ended March 31, 2017, we received net proceeds from equity offerings of $2,123.5 million and net proceeds from debt offerings of $445.2 million, which were offset by payments on long-term debt of $66.3 million.
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
5.625% Senior Unsecured Notes due 2027. See Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 5.625% senior unsecured notes due 2027.
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

Working Capital
Our working capital totaled $125.4 million and $307.4 million at March 31, 2018 and December 31, 2017, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents and short-term investments totaled $500.1 million and $703.5 million at March 31, 2018 and December 31, 2017, respectively. The $203.4 million decrease in cash and cash equivalents and short-term investments is primarily attributable to the development of our oil and natural gas properties as well as acquisitions described in Note 5—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Critical Accounting Policies and Estimates
There have not been any material changes during the three months ended March 31, 2018 to the methodology applied by management for critical accounting policies previously disclosed in the Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report for further description of our critical accounting policies.
Off-Balance Sheet Arrangements
We do not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to our condensed consolidated financial statements.
Contractual Obligations
We had no material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements and Sources of Liquidity—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
We enter into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on the our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at March 31, 2018, see Note 3—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
As of March 31, 2018, the fair market value of our oil and natural gas derivative contracts was a net liability of $42.4 million, including net deferred premium payables of $58.2 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of March 31, 2018, the fair market value of our oil derivative contracts was a net liability of $42.7 million. Based on our open oil derivative positions at March 31, 2018, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $37.2 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $27.8 million. As of March 31, 2018, the fair market value of our natural gas derivative contracts was a net asset of $0.3 million. Based on our open natural gas derivative positions at March 31, 2018, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by approximately $0.2 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas asset by approximately $0.2 million. Please read “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas, and NGLs.”
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

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of March 31, 2018, we had $2.2 billion (excluding capital lease obligations) of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.6%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to changes in interest rates as a result of our Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of March 31, 2018, however, we had no outstanding borrowings under our Revolving Credit Agreement and therefore an increase in interest rates will not result in increased interest expense until such time that we determine to make borrowings under our Revolving Credit Agreement. We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents and short-term investment balances. As of March 31, 2018, our cash and cash equivalents and short-term investments were $350.8 million and $149.3 million, respectively, approximately 88% of which was invested in money market funds and commercial paper with major financial institutions. A change in the interest rate applicable to our Revolving Credit Agreement or short-term investments would have a de minimis impact.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended March 31, 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2018	—	$—	—	$—
February 2018	279,114	$23.16	—	$—
March 2018	—	$—	—	$—
Total	279,114	$23.16	—	$—

(1)	Consists of shares of Class A Common Stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.
Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
2.1*
Fourth Amendment and Waiver to Contribution Agreement, dated as of March 19, 2018, by and among Double Eagle Energy Holdco, LLC, as agent and attorney-in-fact for each member of Double Eagle Energy Permian LLC and their successors and assigns, Parsley Energy, LLC and Parsley Energy, Inc.

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

10.1
Sixth Amendment to Credit Agreement, dated as of April 30, 2018, among Parsley Energy, LLC, as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on May 3, 2018).

10.2†
Letter Agreement, dated as of January 9, 2018, by and between Parsley Energy, Inc. and Bryan Sheffield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on January 9, 2018).

10.3*†	Indemnification Agreement, dated as of February 1, 2018, by and between Parsley Energy, Inc. and Carrie Endorf.
10.4*†	Indemnification Agreement, dated as of February 1, 2018, by and between Parsley Energy, Inc. and Jody Jordan.
10.5*†	Indemnification Agreement, dated as of April 23, 2018, by and between Parsley Energy, Inc. and Rob Hembree.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

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

PARSLEY ENERGY, INC.

May 4, 2018	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman and Chief Executive Officer (Principal Executive Officer)

May 4, 2018	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)