Form 10-Q
period 2018-06-30
Parsley Energy, Inc.
filed 2018-08-08
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 8, 2018, the registrant had 279,700,281 shares of Class A common stock and 37,076,994 shares of Class B common stock outstanding.

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

PART 1: FINANCIAL INFORMATION
Item 1:  Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$201,702	$554,189
Short-term investments	99,704	149,283
Accounts receivable:
Joint interest owners and other	29,721	42,174
Oil, natural gas and NGLs	178,593	123,147
Related parties	241	388
Short-term derivative instruments, net	42,780	41,957
Assets held for sale	—	1,790
Other current assets	41,784	6,558
Total current assets	594,525	919,486
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	9,434,570	8,551,314
Accumulated depreciation, depletion and impairment	(1,074,499)	(822,459)
Total oil and natural gas properties, net	8,360,071	7,728,855
Other property, plant and equipment, net	146,517	106,587
Total property, plant and equipment, net	8,506,588	7,835,442
NONCURRENT ASSETS
Assets held for sale, net	—	14,985
Long-term derivative instruments, net	30,837	15,732
Other noncurrent assets	7,493	7,553
Total noncurrent assets	38,330	38,270
TOTAL ASSETS	$9,139,443	$8,793,198

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$426,677	$407,698
Revenue and severance taxes payable	134,740	109,917
Current portion of long-term debt	2,462	2,352
Short-term derivative instruments, net	68,242	84,919
Current portion of asset retirement obligations	7,754	7,203
Total current liabilities	639,875	612,089
NONCURRENT LIABILITIES
Liabilities related to assets held for sale	—	405
Long-term debt	2,180,559	2,179,525
Asset retirement obligations	20,853	19,967
Deferred tax liability	100,392	21,403
Payable pursuant to tax receivable agreement	62,681	58,479
Long-term derivative instruments, net	34,936	20,624
Total noncurrent liabilities	2,399,421	2,300,403
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 280,106,940 shares issued and 279,518,737 shares outstanding at June 30, 2018 and 252,419,601 shares issued and 252,260,300 shares outstanding at December 31, 2017	2,801	2,524
Class B, $0.01 par value, 125,000,000 shares authorized, 37,251,738 and 62,128,157 shares issued and outstanding at June 30, 2018 and December 31, 2017	373	622
Additional paid in capital	5,123,089	4,666,365
Retained earnings	245,564	43,519
Treasury stock, at cost, 588,203 shares and 159,301 shares at June 30, 2018 and December 31, 2017	(11,606)	(735)
Total stockholders' equity	5,360,221	4,712,295
Noncontrolling interest	739,926	1,168,411
Total equity	6,100,147	5,880,706
TOTAL LIABILITIES AND EQUITY	$9,139,443	$8,793,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
REVENUES
Oil sales	$396,325	$178,066	$727,428	$347,811
Natural gas sales	12,235	12,983	29,659	25,450
Natural gas liquids sales	57,275	20,336	97,895	37,749
Other	1,953	2,292	5,547	3,525
Total revenues	467,788	213,677	860,529	414,535
OPERATING EXPENSES
Lease operating expenses	35,904	29,631	64,736	47,258
Transportation and processing costs	6,471	—	12,738	—
Production and ad valorem taxes	27,331	11,397	51,517	22,559
Depreciation, depletion and amortization	145,552	83,315	266,751	152,285
General and administrative expenses (including stock-based compensation of $5,363 and $5,251 for the three months ended June 30, 2018 and 2017 and $10,432 and $9,460 for the six months ended June 30, 2018 and 2017)	35,991	31,761	70,986	55,803
Exploration and abandonment costs	3,366	2,442	8,777	5,205
Acquisition costs	(2)	7,176	2	8,520
Accretion of asset retirement obligations	359	193	713	329
Other operating expenses	2,477	2,503	4,652	4,786
Total operating expenses	257,449	168,418	480,872	296,745
OPERATING INCOME	210,339	45,259	379,657	117,790
OTHER INCOME (EXPENSE)
Interest expense, net	(33,758)	(22,764)	(65,726)	(42,100)
Gain on sale of property	5,166	—	5,055	—
Loss on early extinguishment of debt	—	—	—	(3,891)
(Loss) gain on derivatives	(9,466)	43,514	(20,259)	68,130
Change in TRA liability	—	—	(82)	(20,549)
Interest income	1,686	2,178	3,809	4,549
Other income (expense)	234	(177)	535	773
Total other income (expense), net	(36,138)	22,751	(76,668)	6,912
INCOME BEFORE INCOME TAXES	174,201	68,010	302,989	124,702
INCOME TAX EXPENSE	(33,243)	(12,216)	(56,568)	(30,618)
NET INCOME	140,958	55,794	246,421	94,084
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(21,803)	(15,048)	(44,376)	(23,896)
NET INCOME ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$119,155	$40,746	$202,045	$70,188

Net income per common share:
Basic	$0.44	$0.17	$0.76	$0.30
Diluted	$0.44	$0.17	$0.76	$0.30
Weighted average common shares outstanding:
Basic	272,239	245,698	266,479	233,255
Diluted	272,846	246,792	267,043	234,315
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interest	Total equity
	(In thousands)
Balance at December 31, 2017	252,420	62,128	$2,524	$622	$4,666,365	$43,519	159	$(735)	$4,712,295	$1,168,411	$5,880,706
Exchange of PE Units and Class B Common Stock for Class A Common Stock	24,876	(24,876)	249	(249)	472,861	—	—	—	472,861	(472,861)	—
Change in net deferred tax liability due to exchange of PE Units	—	—	—	—	(26,541)	—	—	—	(26,541)	—	(26,541)
Issuance of restricted stock	802	—	8	—	(8)	—	—	—	—	—	—
Vesting of restricted stock units	910	—	9	—	(9)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	429	(10,871)	(10,871)	—	(10,871)
Restricted stock forfeited	—	—	—	—	(245)	—	—	—	(245)	—	(245)
Stock-based compensation	—	—	—	—	10,677	—	—	—	10,677	—	10,677
Conversion of restricted stock units to restricted stock awards	1,098	—	11	—	(11)	—	—	—	—	—	—
Net income	—	—	—	—	—	202,045	—	—	202,045	44,376	246,421
Balance at June 30, 2018	280,106	37,252	$2,801	$373	$5,123,089	$245,564	588	$(11,606)	$5,360,221	$739,926	$6,100,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$246,421	$94,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	266,751	152,285
Accretion of asset retirement obligations	713	329
Gain on sale of property	(5,055)	—
Loss on early extinguishment of debt	—	3,891
Amortization of deferred loan origination costs	2,374	1,803
Amortization of bond premium	(258)	(258)
Stock-based compensation	10,432	9,460
Deferred income tax expense	56,568	30,476
Change in TRA liability	82	20,549
Loss (gain) on derivatives	20,259	(68,130)
Net cash (paid) received for derivative settlements	(7,211)	2,115
Net cash paid for option premiums	(26,330)	(13,281)
Other	8,208	261
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42,993)	(22,575)
Accounts receivable—related parties	147	74
Other current assets	(31,419)	46,318
Other noncurrent assets	(318)	(842)
Accounts payable and accrued expenses	(32,213)	52,672
Revenue and severance taxes payable	24,823	17,973
Net cash provided by operating activities	490,981	327,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(854,228)	(361,742)
Acquisitions of oil and natural gas properties	(56,014)	(2,088,286)
Additions to other property and equipment	(48,047)	(19,520)
Proceeds from sales of oil and natural gas properties	42,553	13,557
Maturity of short-term investments	49,627	—
Other	35,018	(630)
Net cash used in investing activities	(831,091)	(2,456,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	—	452,480
Payments on long-term debt	(1,461)	(67,411)
Debt issuance costs	(45)	(9,206)
Proceeds from issuance of common stock, net	—	2,123,527
Repurchase of common stock	(10,871)	(137)
Net cash (used in) provided by financing activities	(12,377)	2,499,253
Net (decrease) increase in cash, cash equivalents and restricted cash	(352,487)	369,836
Cash, cash equivalents and restricted cash at beginning of period	554,189	136,669
Cash, cash equivalents and restricted cash at end of period	$201,702	$506,505
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$64,047	$15,102
Cash paid for income taxes	$—	$200
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$940	$8,084
Additions to oil and natural gas properties - change in capital accruals	$46,969	$121,663
Additions to other property and equipment funded by capital lease borrowings	$1,175	$2,500
Common stock issued for oil and natural gas properties	$—	$1,183,501
Net premiums on options that settled during the period	$(34,598)	$(9,917)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company”) was formed in December 2013 to succeed the Company’s predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin. The Company is engaged in the acquisition and development of unconventional oil, natural gas and NGLs reserves located in the Permian Basin, which is located in West Texas and Southeastern New Mexico and is comprised of three primary sub-areas: the Midland Basin, the Central Basin Platform and the Delaware Basin.
NOTE 2. SUMMARY OF ACCOUNTING POLICIES
These condensed consolidated financial statements include the accounts of (i) the Company, (ii) Parsley Energy, LLC, the Company’s majority owned subsidiary (“Parsley LLC”), (iii) the direct and indirect wholly owned subsidiaries of Parsley LLC, and (iv) Pacesetter Drilling, LLC, an indirect, majority owned subsidiary of Parsley LLC, of which Parsley LLC owns, indirectly, a 63.0% interest. Parsley LLC also owns, indirectly, a 42.5% noncontrolling interest in Spraberry Production Services, LLC (“SPS”). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intra-company balances and transactions have been eliminated.
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
The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2018.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall, as an amendment to ASC Subtopic 825-10. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other items, this update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. This impairment assessment reduces the complexity of the other-than-temporary impairment guidance that certain entities follow. The Company adopted ASU 2016-01 as of January 1, 2018. The adoption of this guidance did not have a material effect on the Company's financial position, results of operation or cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. The Company implemented the new guidance on January 1, 2018 and disclosure revisions have been made for the periods presented on the condensed consolidated statements of cash flows. The Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2017 were adjusted to conform to this guidance, which resulted in an increase in cash flows from operating activities of $0.6 million.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), which amends certain guidance in ASC 740, Income Taxes, to reflect Staff Accounting Bulletin No. 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. This guidance also includes amendments to the XBRL Taxonomy. For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company has prepared its condensed consolidated financial statements for the three and six months ended June 30, 2018 in accordance with ASU 2018-05. The Company expects to have all estimates finalized by fourth quarter of 2018. Any adjustments recorded to these estimates through 2018 will be included in income from operations as an adjustment to tax expense. The ultimate impact of the Tax Act may differ from the Company’s estimates based on the Company’s further analysis of the new law and additional regulatory guidance that may be issued.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued but Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lessees’ recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP guidance. In July 2018, the FASB issued also ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies guidance previously issued. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment clarifies certain aspects of the new guidance (ASU 2016-01) on recognizing and measuring financial instruments and presentation requirements for certain fair value option liabilities. For public business entities, the amendments in ASU 2018-03 are effective for fiscal years ending after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2018-03 will have on its condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), which is part of FASB’s simplification initiative. The areas for simplification involve multiple aspects of the accounting for non-employee share-based payment transactions and share-based payment transactions for acquiring goods and services from non-employees. For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2018. Early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.
Impact of ASC Topic 606 Adoption
The Company’s adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), resulted in the following adjustments for the three months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	ASC 605	Adjustment	ASC 606
Revenues
Oil sales	$396,325	$—	$396,325
Natural gas sales (1)	11,094	1,141	12,235
Natural gas liquids sales (1)	51,945	5,330	57,275
Total production revenues	459,364	6,471	465,835
Operating expenses
Transportation and processing costs	—	6,471	6,471
Production revenues less transportation and processing costs	$459,364	$—	$459,364

Net income attributable to Parsley, Inc. stockholders	$119,155	$—	$119,155
(1) Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. The applicable line items include $3.9 million and $16.3 million of natural gas and NGLs sales, respectively, completed at the plant inlet.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s adoption of ASC 606, resulted in the following adjustments for the six months ended June 30, 2018 (in thousands):

	Six Months Ended June 30, 2018
	ASC 605	Adjustment	ASC 606
Revenues
Oil sales	$727,428	$—	$727,428
Natural gas sales (1)	26,680	2,979	29,659
Natural gas liquids sales (1)	88,136	9,759	97,895
Total production revenues	842,244	12,738	854,982
Operating expenses
Transportation and processing costs	—	12,738	12,738
Production revenues less transportation and processing costs	$842,244	$—	$842,244

Net income attributable to Parsley, Inc. stockholders	$202,045	$—	$202,045
(1) Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. The applicable line items include $8.6 million and $26.8 million of natural gas and NGLs sales, respectively, completed at the plant inlet.
Changes to natural gas and NGLs sales were made in accordance with the new control model defined in ASC 606. Under the new control model, the Company was required to identify and separately analyze each contract associated with revenues to determine the appropriate accounting application. The Company considered various indicators for contracts and the weighting of their relevance to determine when control transferred to the customer (such as whether raw gas is sold at the receipt point or residue gas and NGLs are sold at the tailgate of the gas processing plants). Based on this analysis, the Company concluded that the presence of product redelivery and take-in-kind rights, if substantive, are determinative indicators of control transferring at the tailgate if there is intent at contract inception. Additionally, the Company considers risk of loss an important indicator of when control transfers, which is comprised of risks associated with loss of product, exposure to product mix and recoveries, and exposure to index prices versus actual prices. The Company concluded that title, custody, and acceptance are not determinative indicators of control, as such factors may be present in the case of a sale or the performance of a service.
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
Certain of the Company’s contracts for the sale of commodities contain embedded derivatives. The Company has elected to utilize the normal purchases and normal sales scope exception as provided by ASC 815, Derivatives and Hedging.
Revenue from Contracts with Customers
Revenue is measured based on considerations specified in contracts with customers, excluding any sales incentives or amounts collected on behalf of third parties. The Company recognizes revenue when a performance obligation is satisfied by the transfer of control over a product to the ultimate customer. Sales of oil, natural gas and NGLs are recognized at the time that control of the product is transferred to the customer and collectability is reasonably assured. Generally, the pricing provisions in

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company’s contracts are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, the quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the prices of the Company’s oil, natural gas, and NGLs fluctuate to remain competitive with other available oil, natural gas, and NGLs supplies. The Company reports revenues disaggregated by product on its condensed consolidated statements of operations.
Oil Sales
Oil production is sold at the wellhead and the Company collects an agreed-upon index price, net of pricing differentials. In this scenario, revenue is recognized when control transfers to the purchaser at the wellhead at the net price received by the Company.
Natural Gas and NGLs Sales
Under the Company’s natural gas processing contracts, it delivers natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting natural gas and NGLs sales. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction, which includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party is its customer, the Company recognizes revenue on a gross basis, with transportation and processing fees presented as Transportation and processing costs on the Company’s condensed consolidated statements of operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at the inlet of the plant, meaning that the Company is the agent and the midstream processing entity is the Company’s customer, the Company recognizes natural gas and NGLs sales based on the net amount of proceeds received from the midstream processing. The Company also determined that losses associated with shrinkage and line loss (“FL&U”) occur prior to the change in control. As a result, natural gas and NGLs sales are presented net of FL&U costs.
Production Imbalances
Previously, the Company elected to utilize the entitlements method, which is no longer applicable, to account for natural gas production imbalances. The Company now utilizes the sales method to account for natural gas production imbalances; if the Company sells natural gas to a customer in excess of its entitled share of production, the Company is required perform a principal versus agent analysis to determine whether it should record the gross amount of revenue and transportation and processing costs equal to the other owners’ interests or recognize the net amount of revenue. In conjunction with the adoption of ASC 606, for the three and six months ended June 30, 2018, there was no material impact to the financial statements due to this change in accounting for production imbalances.
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
For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14(a), which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.
Contract Balances
Under the Company’s product sales contracts, the Company invoices customers once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the three and six months ended June 30, 2018 and 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company enters into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on the Company’s oil and natural gas revenues and (ii) support the Company’s annual capital budgeting and expenditure plans.
Oil Production Derivative Activities
The Company’s material physical sales contracts governing its oil production are typically correlated with NYMEX WTI oil prices. The Company uses put spread options, three-way collars and two-way collars to manage oil price volatility, and basis swap contracts and rollfactor swap contracts to reduce basis risk between NYMEX WTI prices and the actual index prices at which the oil is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the volumes associated with the Company’s outstanding oil derivative contracts expiring during the periods indicated and the weighted average oil prices for those contracts:

Crude Options	Six Months Ending December 31, 2018	Year Ending December 31, 2019
Put spreads(1)
Purchased:
Puts
Notional (MBbl)	6,600	8,700
Weighted average strike price	$49.67	$56.98
Sold:
Puts
Notional (MBbl)	(6,600)	(8,700)
Weighted average strike price	$39.66	$46.98

Three-way collars
Purchased:
Puts
Notional (MBbl)	5,700	3,300
Weighted average strike price	$50.00	$50.45
Sold:
Puts
Notional (MBbl)	(5,700)	(3,300)
Weighted average strike price	$40.00	$40.45
Calls
Notional (MBbl)	(5,700)	(3,300)
Weighted average strike price	$75.65	$80.36

Two-way collars
Purchased:
Puts
Notional (MBbl)	552	—
Weighted average strike price	$45.67	$—
Sold:
Calls
Notional (MBbl)	(552)	—
Weighted average strike price	$61.31	$—

Basis swap contracts (2)
Midland-Cushing index swap volume (MBbl)	2,084	—
Swap price ($/Bbl)	$(0.86)	$—

Rollfactor swap contracts (3)
Midland-Cushing index swap volume (MBbl)	2,760	—
Swap price ($/Bbl)	$0.60	—

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Excludes 2,444 notional MBbls with a fair value of $11.1 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.
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
The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

Natural Gas	Six Months Ending December 31, 2018
Three-way collars
Purchased:
Puts
Notional (MMbtu)	1,500,000
Weighted average strike price	$3.00
Sold:
Calls
Notional (MMbtu)	(1,500,000)
Weighted average strike price	$2.75
Puts
Notional (MMbtu)	(1,500,000)
Weighted Average Strike Price	$3.60
Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Changes in fair value of derivative instruments	$(2,447)	38,541	$(10,367)	63,458
Net derivative settlements	(7,019)	4,973	(9,892)	4,672
(Loss) gain on derivatives	$(9,466)	$43,514	$(20,259)	$68,130

Net premiums on options that settled during the period (1)	$(18,072)	$(5,063)	$(34,598)	$(9,917)

(1)	The net premium on options that settled during the period represents the cumulative cost of premiums paid and received on positions purchased and sold, which expired during the current period.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 14—Disclosures about Fair Value of Financial Instruments. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During the three and six months ended June 30, 2018 and 2017, the Company did not receive or post any margins in connection with collateralizing its derivative positions.
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
June 30, 2018
Derivative assets with right of offset or master netting agreements	$84,698	$(11,081)	$73,617
Derivative liabilities with right of offset or master netting agreements	(114,259)	11,081	(103,178)

December 31, 2017
Derivative assets with right of offset or master netting agreements	$59,132	$(1,443)	$57,689
Derivative liabilities with right of offset or master netting agreements	(106,986)	1,443	(105,543)

Concentration of Credit Risk
The Company believes that it has limited credit risk with respect to its exchange-traded contracts, as such contracts are subject to financial safeguards and transaction guarantees through NYMEX. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with large multinational financial institutions with investment grade credit ratings or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of June 30, 2018 and December 31, 2017 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company typically enters into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. If the Company believes a counterparty’s creditworthiness has declined or is suspect, it may seek to novate the applicable ISDA Agreement to another financial institution that has an ISDA Agreement in place with the Company. The Company did not incur any losses due to counterparty nonperformance during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	June 30, 2018	December 31, 2017
Oil and natural gas properties:
Subject to depletion	$5,543,512	$4,492,802
Not subject to depletion
Incurred in 2018	546,240	—
Incurred in 2017	2,271,009	2,837,766
Incurred in 2016 and prior	1,073,809	1,220,746
Total not subject to depletion	3,891,058	4,058,512
Oil and natural gas properties, successful efforts method	9,434,570	8,551,314
Less accumulated depreciation, depletion and impairment	(1,074,499)	(822,459)
Total oil and natural gas properties, net	8,360,071	7,728,855
Other property, plant and equipment	177,952	131,115
Less accumulated depreciation	(31,435)	(24,528)
Other property, plant and equipment, net	146,517	106,587
Total property, plant and equipment, net	$8,506,588	$7,835,442

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects.
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $141.9 million and $259.5 million for the three and six months ended June 30, 2018, respectively, and $80.4 million and $147.1 million for the three and six months ended June 30, 2017, respectively. The Company had no exploratory wells in progress at June 30, 2018 or December 31, 2017.
NOTE 5. ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three and six months ended June 30, 2018, the Company incurred costs of $28.6 million and $56.0 million, respectively, related to the purchase of leasehold acreage. During the three and six months ended June 30, 2018, the Company reflected $27.0 million and $50.9 million, respectively, as part of costs not subject to depletion and $1.6 million and $5.1 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.

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
The Company has included in its condensed consolidated statements of operations revenues of $21.4 million and $55.0 million and earnings of $15.7 million and $45.0 million for the three and six months ended June 30, 2018, respectively, associated with the Double Eagle Acquisition. The Company included in its condensed consolidated statements of operations revenues of $21.2 million and earnings of $18.1 million for the period from April 20, 2017 to June 30, 2017 due to the Double Eagle Acquisition.
During the three and six months ended June 30, 2018 and June 30, 2017, the Company exchanged certain unproved acreage and oil and natural gas properties with third parties, with no gain or loss recognized.
Divestitures
During the three months ended June 30, 2018, the Company closed the sale of certain surface and mineral acreage for proceeds of $34.4 million, subject to customary purchase price adjustments, which is considered a receivable as of June 30, 2018 and is included in other current assets on the Company’s consolidated balance sheets and as other investing activities on the Company’s consolidated statements of cash flows. The Company recognized a $5.2 million gain on the sale.
During the six months ended June 30, 2018, the Company also closed sales of certain leasehold acreage for proceeds of $42.6 million, including customary purchase price adjustments. Upon closing these sales, the Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC Topic 932, Extractive Activities—Oil and Gas.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2018 (in thousands):

June 30, 2018
Asset retirement obligations, beginning of period	$27,170
Additional liabilities incurred	1,083
Accretion expense	713
Liabilities settled upon plugging and abandoning wells	(143)
Disposition of wells	(216)
Asset retirement obligations, end of period	$28,607

NOTE 7. DEBT
The Company’s debt consisted of the following as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Revolving Credit Agreement	$—	$—
6.250% senior unsecured notes due 2024	400,000	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	450,000
5.625% senior unsecured notes due 2027	700,000	700,000
Capital leases	4,620	4,906
Total debt	2,204,620	2,204,906
Debt issuance costs on senior unsecured notes	(24,653)	(26,341)
Premium on senior unsecured notes	3,054	3,312
Less: current portion	(2,462)	(2,352)
Total long-term debt	$2,180,559	$2,179,525

Revolving Credit Agreement
On April 30, 2018, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Sixth Amendment (the “Sixth Amendment”) to the Revolving Credit Agreement. The Sixth Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the borrowing base under the Revolving Credit Agreement from $1.8 billion to $2.3 billion (although the aggregate elected commitments under the Revolving Credit Agreement remained at $1.0 billion), (ii) decrease the applicable margins for borrowings under the Revolving Credit Agreement to a range of (A) 1.25% to 2.25% for LIBOR based borrowings and (B) 0.25% to 1.25% for alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization, (iii) reduce the frequency of scheduled borrowing base redeterminations from semi-annually to annually in certain circumstances, (iv) remove the cap on the amount of additional indebtedness allowed in the form of unsecured senior notes, (v) provide additional flexibility, subject to certain conditions, to make restricted payments, (vi) provide enhanced flexibility, subject to certain dollar limitations, to make investments in unrestricted subsidiaries and joint ventures and to make other investments, (vii) permit, subject to certain conditions, the dispositions of equity interests in unrestricted subsidiaries and (viii) amend certain other negative covenants.
As of June 30, 2018, the borrowing base under the Revolving Credit Agreement was $2.3 billion, with a commitment level of $1.0 billion. There were no borrowings outstanding and $8.8 million in letters of credit outstanding as of June 30, 2018, resulting in availability of $991.3 million. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
As of June 30, 2018, letters of credit under the Revolving Credit Agreement bear a 1.25% weighted average interest rate.
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
As of June 30, 2018, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.
Principal Maturities of Debt
Principal maturities of debt outstanding at June 30, 2018 are as follows (in thousands):

2018	$1,253
2019	2,229
2020	949
2021	160
2022	26
Thereafter	2,200,003
Total	$2,204,620
Interest Expense
The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash payments for interest	$34,592	$12,639	$64,047	$15,102
Change in interest accrual	(1,890)	9,234	(437)	25,453
Amortization of deferred loan origination costs	1,185	1,020	2,374	1,803
Amortization of bond premium	(129)	(129)	(258)	(258)
Total interest expense, net	$33,758	$22,764	$65,726	$42,100

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. EQUITY
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of its outstanding Class B Common Stock), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For the three and six months ended June 30, 2018 and 2017, Class B Common Stock was not recognized in dilutive earnings per share calculations as the effect would have been antidilutive.
The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income attributable to Parsley Energy, Inc. Stockholders	$119,155	$40,746	$202,045	$70,188
Denominator:
Basic weighted average shares outstanding	272,239	245,698	266,479	233,255
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.44	$0.17	$0.76	$0.30
Diluted EPS
Numerator:
Net income attributable to Parsley Energy, Inc. Stockholders	119,155	40,746	202,045	70,188
Diluted net income attributable to Parsley Energy, Inc. Stockholders	$119,155	$40,746	$202,045	$70,188
Denominator:
Basic weighted average shares outstanding	272,239	245,698	266,479	233,255
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	607	1,094	564	1,060
Diluted weighted average shares outstanding (1)	272,846	246,792	267,043	234,315
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.44	$0.17	$0.76	$0.30

(1)
As of June 30, 2018 and 2017, there were 1,356,522 shares of performance-based restricted stock (“PSAs”) and 640,062 performance-based restricted stock units (“PSUs”), respectively, that could vest in the future based on predetermined performance and market goals. These units were not included in the computation of EPS for the three and six months ended June 30, 2018 and 2017, respectively, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

Noncontrolling Interest
As a result of the equity offerings completed by the Company in 2017, the consummation of the Double Eagle Acquisition and exchanges by holders of PE Units (the “PE Unit Holders”), during 2017, the Company’s ownership of Parsley LLC decreased from 86.5% to 80.2% and the PE Unit Holders’ ownership of Parsley LLC increased from 13.5% to 19.8%.
During the six months ended June 30, 2018, certain PE Unit Holders exercised their exchange right under the Second Amended and Restated Limited Liability Company Agreement of Parsley LLC (the “Parsley LLC Agreement”), collectively electing to exchange an aggregate of 24,876,519 PE Units (and a corresponding number of shares of Class B Common Stock) for an aggregate of 24,876,519 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). In turn, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A Common

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock directly to each of the exchanging PE Unit Holders in satisfaction of their election notices. As a result of these exchanges of PE Units (and corresponding shares of Class B Common Stock) for shares of Class A Common Stock during the six months ended June 30, 2018, the Company’s ownership in Parsley LLC increased from 80.2% to 88.2% and the ownership of the PE Unit Holders in Parsley LLC decreased from 19.8% to 11.8%.
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
The following table summarizes the noncontrolling interest income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$21,704	$14,950	$44,119	$23,957
Pacesetter Drilling, LLC	99	98	257	(61)
Total net income attributable to noncontrolling interest	$21,803	$15,048	$44,376	$23,896

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
Stock-based compensation expense recorded for each type of stock-based compensation award for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Time-based restricted stock	$2,166	$1,491	$4,054	$2,608
Time-based restricted stock units	1,377	2,087	3,032	3,878
Performance-based restricted stock awards (1)	1,820	1,673	3,346	2,974
Total stock-based compensation	$5,363	$5,251	$10,432	$9,460

(1)	Includes stock based compensation expense related to historical performance-based stock units.
Stock-based compensation is included in General and administrative expenses in the Company’s condensed consolidated statements of operations included within this Quarterly Report. There was approximately $33.1 million of unamortized compensation expense relating to outstanding RSAs, RSUs, and PSAs at June 30, 2018. The unrecognized compensation

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
The following table summarizes the Company’s time-based restricted stock, time-based restricted stock unit, and performance-based restricted stock award activity for the six months ended June 30, 2018 (in thousands):

	Time-Based Restricted Stock (RSAs)	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Units (PSUs)	Performance-Based Restricted Stock Awards (PSAs)
Outstanding at January 1, 2018	779	1,200	640	—
Granted (1)	302	279	—	500
Converted	242	(242)	(428)	856
Vested	(593)	(486)	(212)	—
Forfeited	—	(32)	—	—
Outstanding at June 30, 2018	730	719	—	1,356

(1) Weighted average grant date fair value	$27.91	$27.37	$—	$13.72

NOTE 10. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax and the Texas Margins Tax. On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, was enacted by the U.S. government. The Tax Act significantly impacted the Company’s 2017 effective tax rate and made broad and complex changes to the U.S. corporate income tax code. Among other changes, the Tax Act: (i) reduced the U.S. federal corporate income tax rate from 35% to 21%; (ii) repealed the corporate alternative minimum tax and provides for a refund of previously accrued alternative minimum tax credits; (iii) modified the provisions relating to the limitations on deductions for executive compensation of publicly traded corporations; (iv) enacted new limitations regarding the deductibility of interest expense; and (v) imposed new limitations on the utilization of net operating losses arising in taxable years beginning after December 31, 2017.
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
The Company’s effective combined U.S. federal and state income tax rate for the six months ended June 30, 2018 and 2017 was 18.7% and 24.6%, respectively. During the three and six months ended June 30, 2018, the Company recognized an income tax expense of $33.2 million and $56.6 million, respectively. During the three and six months ended June 30, 2017, the Company recognized an income tax expense of $12.2 million and $30.6 million, respectively. Total income tax expense for the three and six months ended June 30, 2018 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due primarily to the impact of net income attributable to noncontrolling ownership interests as well as the impact of state income taxes and the reversal of a portion of the valuation allowance recorded in 2017.
The net effect of the exchange of PE Units and Class B Common Stock for Class A Common Stock during the six months ended June 30, 2018 was an increase of deferred tax liability of $22.4 million.
Tax Receivable Agreement
In connection with the IPO, on May 29, 2014, the Company entered into a Tax Receivable Agreement (the “TRA”) with Parsley LLC and certain PE Unit Holders prior to the IPO (each such person, a “TRA Holder”), including certain executive officers. The TRA generally provides for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal,

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The actual amount and timing of payments to be made under the TRA will depend on a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company’s payments under the TRA constituting imputed interest. As of June 30, 2018, there have been no payments associated with the TRA.
As a result of the exchange of PE Units by certain TRA Holders, the Company recorded additional deferred tax assets of $4.9 million during the six months ended June 30, 2018. The payable pursuant to the TRA was also increased by $4.1 million, which is 85% of the deferred tax asset and additional paid in capital was increased by $0.7 million.
As of June 30, 2018 and December 31, 2017, the Company had recorded a TRA liability of $62.7 million and $58.5 million, respectively, for the estimated payments that will be made to the TRA Holders who have exchanged shares along with corresponding deferred assets, net of valuation allowance, of $73.7 million and $68.8 million, respectively, as a result of the increase in tax basis arising from such exchanges and the decrease in tax basis as a result of the decrease in the future statutory tax rate.
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
Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both June 30, 2018 and December 31, 2017, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Obligations
The Company had no material changes in its contractual commitments and obligations from amounts listed under Note 12—Commitments and Contingencies in its Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 12. RELATED PARTY TRANSACTIONS
Well Operations
During the three and six months ended June 30, 2018 and 2017, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three and six months ended June 30, 2018 totaled $0.4 million and $0.9 million, respectively. The revenues disbursed to such Related Party Working Interest Owners for the three and six months ended June 30, 2017 totaled $0.4 million and $0.8 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, the Company owns a 42.5% interest in SPS. The Company accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three and six months ended June 30, 2018, the Company incurred charges totaling $4.0 million and $8.0 million, respectively, as compared to $3.5 million and $5.6 million, respectively, for the three and six months ended June 30, 2017, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”), which is controlled by SPS. During the three and six months ended June 30, 2018, the Company incurred charges totaling $1.1 million and $3.7 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities. During the three and six months ended June 30, 2017, the Company incurred charges totaling $2.4 million and $5.0 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities.
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
NOTE 13. SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2018 and 2017, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Six Months Ended June 30,
	2018	2017
Shell Trading (US) Company	54%	67%
Lion Oil, Inc.	21%	—%
Targa Pipeline Mid-Continent, LLC	11%	13%

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If a significant customer decided to stop purchasing oil and natural gas from the Company, the Company’s revenue could decline and the Company’s operating results and financial condition could be harmed. While the Company believes that the Company could procure substitute or additional customers to offset the loss of one or more of the Company’s current significant customers, there is no assurance that the Company would be successful in doing so on terms acceptable to the Company or at all.

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
Proved oil and natural gas properties. During the three and six months ended June 30, 2018 and 2017, the Company did not recognize impairment charges, as the carrying amount of the assets exceeds the undiscounted future cash flows of the assets.
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

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$127,787	$—	$—	$127,787
Commodity derivative instruments(1)	—	73,617	—	73,617
Total assets	$127,787	$73,617	$—	$201,404

Liabilities:
Commodity derivative instruments(1)	$—	$(103,178)	$—	$(103,178)
Total liabilities	$—	$(103,178)	$—	$(103,178)
Net asset (liability)	$127,787	$(29,561)	$—	$98,226

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$476,619	$—	$—	$476,619
Commodity derivative instruments(1)	—	57,689	—	57,689
Total assets	$476,619	$57,689	$—	$534,308

Liabilities:
Commodity derivative instruments(1)	$—	$(105,543)	$—	$(105,543)
Total liabilities	$—	$(105,543)	$—	$(105,543)
Net asset (liability)	$476,619	$(47,854)	$—	$428,765

(1)	Includes deferred premiums to be settled upon expiration of the contract.

Money market funds in the preceding tables consist of money market funds included in cash and cash equivalents on the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. During the three and six months ended June 30, 2018, income related to these investments was $1.6 million and $3.5 million, respectively, and is recorded on the Company’s condensed consolidated statements of operations as Interest income. During the three and six months ended June 30, 2017, income related to these investments was $2.0 million and $4.4 million, respectively, and is recorded on the Company’s condensed consolidated statements of operations as Interest income.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Commercial paper	$—	$—	$24,939	$24,918
Short-term investments:
Commercial paper	99,704	99,674	149,283	149,151
Long-term debt:
6.250% senior unsecured notes due 2024	400,000	417,252	400,000	423,824
5.375% senior unsecured notes due 2025	650,000	646,536	650,000	658,483
5.250% senior unsecured notes due 2025	450,000	443,520	450,000	454,010
5.625% senior unsecured notes due 2027	700,000	695,429	700,000	715,169
Revolving Credit Agreement	—	—	—	—
The fair values of the Notes were determined using the June 30, 2018 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of June 30, 2018, there are no indicators for change in the Company’s market spread.
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
The following tables provide the components of the Company’s cash and cash equivalents and short-term investments as of the dates indicated (in thousands):

	June 30, 2018
Consolidated Balance Sheet Location	Cash	Commercial Paper	Money Market Funds	Total
Cash and cash equivalents	$73,915	$—	$127,787	$201,702
Short-term investments	—	99,704	—	99,704

	December 31, 2017
Consolidated Balance Sheet Location	Cash	Commercial Paper	Money Market Funds	Total
Cash and cash equivalents	$52,631	$24,939	$476,619	$554,189
Short-term investments	—	149,283	—	149,283
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
Overview
Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, “we,” “us” or the “Company”) was formed in December 2013 to succeed our predecessor, which began operations in August 2008 when it acquired operator rights to wells producing from the Spraberry Trend in the Midland Basin from Joe Parsley, a co-founder of Parker and Parsley Petroleum Company.
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
As a holding company and the sole managing member of Parsley Energy, LLC (“Parsley LLC”), (i) our sole material asset consists of 279,518,737 PE Units as of June 30, 2018, (ii) we are responsible for all operational, management and administrative decisions of Parsley LLC, and (iii) we consolidate the financial results of Parsley LLC and its subsidiaries.
Our Properties
The following table sets forth information as of June 30, 2018 relating to our leasehold acreage:

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	171,553	121,987	67,366	42,503	238,919	164,490
Delaware Basin	36,245	33,685	14,492	12,030	50,737	45,715
Total	207,798	155,672	81,858	54,533	289,656	210,205
In addition to the leasehold acreage described above, as of June 30, 2018, we held mineral and/or royalty interests in 44,168 gross acres. These mineral rights and associated royalty interests boost our net revenue interest in the applicable properties.
The majority of our identified horizontal drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin.

As of June 30, 2018, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	1,014	772.1	307	282.7	1,321	1,054.8
Delaware Basin	14	13.5	75	69.8	89	83.3
Total	1,028	785.6	382	352.5	1,410	1,138.1
As of June 30, 2018, we held an interest in 1,830 gross (1,204.4 net) wells, including wells that we do not operate. As of June 30, 2018, we owned an immaterial number of productive wells related to the production of natural gas.
Since commencing our horizontal drilling program in 2013 through June 30, 2018, we have placed on production 282 gross (263.4 net) horizontal wells in the Midland Basin and 56 gross (53.9 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal wells placed on production during the periods indicated:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Area	Gross	Net	Gross	Net
Midland Basin	37	35.9	57	55.0
Delaware Basin	8	7.7	29	28.3
Total	45	43.6	86	83.3
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;

•	lease operating expenses;

•	capital expenditures;

•	completions activities; and

•	certain unit costs.

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
Natural gas and NGLs sales and associated production volumes for the three and six months ended June 30, 2018 reflect adjustments associated with our adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018, as discussed in Factors Affecting the Comparability of our Financial Condition and Results of Operations—Impact of ASC Topic 606 Adoption.
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oil sales	85%	84%	86%	85%
Natural gas sales	3%	6%	3%	6%
Natural gas liquids sales	12%	10%	11%	9%
Other revenues are not material and include fees charged by certain of our subsidiaries, Pacesetter Drilling, LLC (“Pacesetter”) and Parsley Minerals, LLC, to third parties for drilling services and surface use in the normal course of business. In addition, other revenues include salt water and gathering system income.
Production Volumes
The following table presents historical production volumes for our properties for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oil (MBbls)	6,165	3,917	11,506	7,311
Natural gas (MMcf)	9,235	5,421	17,791	9,840
Natural gas liquids (MBbls)	2,106	1,069	3,749	1,869
Total (MBoe)	9,811	5,890	18,221	10,821
Average net production (Boe/d)	107,813	64,725	100,669	59,785
Production Volumes Directly Impact Our Results of Operations
As reservoir pressures decline, production from a given well or formation decreases. Growth in our future production and reserves depends on our ability to continue to add proved reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through the development of our properties as well as through acquisitions. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel and successfully identify and consummate acquisitions.
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

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production. The volumes and terms of our derivative instruments as of June 30, 2018 were as follows:

Description and Production Period	VOLUME (MBbls)	SHORT PUT PRICE ($/Bbl)	LONG PUT PRICE ($/Bbl)	SHORT CALL PRICE ($/Bbl)	PRICE
Crude oil put spreads(1):
Jul 2018 - Dec 2018	5,400	$40.00	$50.00
Jul 2018 - Dec 2018	900	$37.50	$47.50
Oct 2018 - Dec 2018	300	$40.00	$50.00
Jan 2019 - Jun 2019	2,100	$40.00	$50.00
Jan 2019 - Jun 2019	2,100	$50.00	$60.00
Jul 2019 - Dec 2019	1,500	$45.00	$55.00
Jul 2019 - Dec 2019	600	$47.50	$57.50
Jul 2019 - Dec 2019	900	$50.00	$60.00
Jul 2019 - Dec 2019	1,500	$52.50	$62.50
Total	15,300

Crude oil three-way collars(2):
Jul 2018 - Dec 2018	1,500	$40.00	$50.00	$76.25
Jul 2018 - Dec 2018	600	$40.00	$50.00	$76.93
Jul 2018 - Dec 2018	1,200	$40.00	$50.00	$76.80
Jul 2018 - Dec 2018	1,200	$40.00	$50.00	$74.75
Jul 2018 - Dec 2018	1,200	$40.00	$50.00	$74.00
Jan 2019 - Dec 2019	1,200	$40.00	$50.00	$81.00
Jan 2019 - Dec 2019	1,800	$40.00	$50.00	$80.00
Jul 2019 - Dec 2019	300	$45.00	$55.00	$80.00
Total	9,000

Crude oil collars(3):
Jul 2018 - Dec 2018	184		$47.00	$59.40
Jul 2018 - Dec 2018	92		$45.00	$60.00
Jul 2018 - Dec 2018	92		$45.00	$60.85
Jul 2018 - Dec 2018	184		$45.00	$64.10
Total	552

Crude oil basis swaps(4):
Jul 2018 - Dec 2018	180				$(0.95)
Jul 2018 - Dec 2018	632				$(1.00)
Jul 2018 - Dec 2018	420				$(0.85)
Jul 2018 - Dec 2018	300				$(0.50)
Jul 2018 - Dec 2018	460				$(0.80)
Jul 2018 - Dec 2018	92				$(1.30)
Total	2,084

Rollfactor swap contracts(5):
Jul 2018 - Dec 2018	920				$0.56
Jul 2018 - Dec 2018	920				$0.60
Jul 2018 - Dec 2018	920				$0.65
Total	2,760

Description and Production Period	VOLUME (MMbtu)	SHORT PUT PRICE ($/MMbtu)	LONG PUT PRICE ($/MMbtu)	SHORT CALL PRICE ($/MMbtu)
Natural gas three-way collars(6):
Jul 2018 - Dec 2018	1,500,000	$2.75	$3.00	$3.60
Total	1,500,000

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

(4)	We receive or pay the differential price on our crude oil basis swaps.
(5)
These swap contracts fix the adjustment at the swap price to ensure that we receive a sales price based on the average NYMEX price during that month, plus an adjustment calculated as a spread between the weighted average prices of the delivery month, the next month and the following month during the period when the delivery month is the first month.

(6)	Functions similarly to put spreads, except that when the index price is at or above the call price, we receive the call price.
We will have recognized the following cumulative losses in the line item (Loss) gain on derivatives on our condensed consolidated statements of operations from net premiums paid or deferred on options that will settle during the following periods (in thousands):

Q3 2018	(17,854)
Q4 2018	(19,114)
Q1 2019	(9,215)
Q2 2019	(9,215)
Q3 2019	(9,823)
Q4 2019	(9,823)
Total	$(75,044)
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
Given the volatility of commodity prices in recent years and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. During the three and six months ended June 30, 2018 and 2017, we did not recognize an impairment of our proved oil and natural gas properties. At June 30, 2018, in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 154% per field and, individually, by a minimum of 151%.
The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, based on five-year WTI futures price index for oil and NGLs and five-year Henry Hub futures price index for natural gas, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs in the undiscounted future cash flow estimate, except commodity price estimates, remained relatively consistent from June 30, 2017 to June 30, 2018. Future commodity pricing for oil and NGLs is based on five-year WTI futures prices, which increased from June 30, 2017 to June 30, 2018, and future commodity pricing for natural gas is based on five-year Henry Hub futures prices, which decreased from June 30, 2017 to June 30, 2018. In terms of the increase in value of undiscounted cash flows from June 30, 2017 to June 30, 2018, the effect of the increase in oil and NGLs prices has been complemented by the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties and certain acquisitions.
As part of our period end reserves estimation process for future periods, we expect there could be changes in the key assumptions used, which could be significant, including updates to future pricing estimates and differentials, future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions. There is a significant degree of uncertainty with respect to the assumptions used to estimate future undiscounted cash flows due to, but not limited to, the risk factors referred to in “Item 1A. Risk Factors” included in the Annual Report.
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. A decrease of 10% in estimated future pricing of oil and natural gas commodities as of June 30, 2018, however, would not have resulted in an impairment of our proved oil and natural gas properties.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:
Recent Transactions
Revolving Credit Agreement
On April 30, 2018, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Sixth Amendment (the “Sixth Amendment”) to our revolving credit agreement (the “Revolving Credit Agreement”). The Sixth Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the borrowing base under the Revolving Credit Agreement from $1.8 billion to $2.3 billion (although the aggregate elected commitments under the Revolving Credit Agreement remained at $1.0 billion), (ii) decrease the applicable margins for borrowings under the Revolving Credit Agreement to a range of (A) 1.25% to 2.25% for LIBOR based borrowings and (B) 0.25% to 1.25% for alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization, (iii) reduce the frequency of scheduled borrowing base redeterminations from semi-annually to annually in certain circumstances, (iv) remove the cap on the amount of additional indebtedness allowed in the form of unsecured senior notes, (v) provide additional flexibility, subject to certain conditions, to make restricted payments, (vi) provide enhanced flexibility, subject to certain dollar limitations, to make investments in unrestricted subsidiaries and joint ventures and to make other investments, (vii) permit, subject to certain conditions, the dispositions of equity interests in unrestricted subsidiaries and (viii) amend certain other negative covenants.
Capital Expenditures
Our drilling, completions and infrastructure activities are capital intensive and require us to make substantial capital expenditures, which vary from year to year. For further information about our capital expenditures, see “—Capital Requirements and Sources of Liquidity.”
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capital expenditures	$477,111	$294,939	$901,197	$483,405
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
Impact of ASC Topic 606 Adoption
We adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. As a result, we changed our accounting policy for revenue recognition, which resulted in the following adjustments:

	Three Months Ended June 30, 2018
	ASC 605	Adjustment	ASC 606
Production revenues (in thousands):
Oil sales	$396,325	$—	$396,325
Natural gas sales (1)	11,094	1,141	12,235
Natural gas liquids sales (1)	51,945	5,330	57,275
Total production revenues	459,364	6,471	465,835
Operating expenses
Transportation and processing costs	—	6,471	6,471
Production revenues less transportation and processing costs	$459,364	$—	$459,364

Net income attributable to Parsley, Inc. stockholders (in thousands)	$119,155	$—	$119,155

Production:
Oil (MBbls)	6,165	—	6,165
Natural gas (MMcf) (1)	8,287	948	9,235
Natural gas liquids (MBbls) (1)	1,853	253	2,106
Total (MBoe)	9,399	412	9,811

Average daily production volume:
Oil (Bbls)	67,747	—	67,747
Natural gas (Mcf)	91,066	10,418	101,484
Natural gas liquids (Bbls)	20,363	2,780	23,143
Total (Boe)	103,286	4,527	107,813

Certain unit costs (per Boe) (2):
Lease operating expenses	$3.82	$(0.16)	$3.66
Transportation and processing costs	$—	$0.66	$0.66
Production and ad valorem taxes	$2.91	$(0.12)	$2.79
Depreciation, depletion and amortization	$15.49	$(0.65)	$14.84
General and administrative expenses	$3.83	$(0.16)	$3.67

(1)	Natural gas and NGLs sales and production volumes for the three months ended June 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.
(2)	Average costs per Boe for the three months ended June 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.

	Six Months Ended June 30, 2018
	ASC 605	Adjustment	ASC 606
Production revenues (in thousands):
Oil sales	$727,428	$—	$727,428
Natural gas sales (1)	26,680	2,979	29,659
Natural gas liquids sales (1)	88,136	9,759	97,895
Total production revenues	842,244	12,738	854,982
Operating expenses
Transportation and processing costs	—	12,738	12,738
Production revenues less transportation and processing costs	$842,244	$—	$842,244

Net income attributable to Parsley, Inc. stockholders (in thousands)	$202,045	$—	$202,045

Production:
Oil (MBbls)	11,506	—	11,506
Natural gas (MMcf) (1)	16,269	1,522	17,791
Natural gas liquids (MBbls) (1)	3,317	432	3,749
Total (MBoe)	17,534	687	18,221

Average daily production volume:
Oil (Bbls)	63,569	—	63,569
Natural gas (Mcf)	89,884	8,409	98,293
Natural gas liquids (Bbls)	18,326	2,387	20,713
Total (Boe)	96,873	3,796	100,669

Certain unit costs (per Boe) (2):
Lease operating expenses	$3.70	$(0.15)	$3.55
Transportation and processing costs	$—	$0.70	$0.70
Production and ad valorem taxes	$2.94	$(0.11)	$2.83
Depreciation, depletion and amortization	$15.21	$(0.57)	$14.64
General and administrative expenses	$4.05	$(0.15)	$3.90

(1)	Natural gas and NGLs sales and production volumes for the six months ended June 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.
(2)	Average costs per Boe for the six months ended June 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.

Changes to natural gas and NGLs sales were made in accordance with the control model defined in ASC 606. Under the new control model, we are required to identify and separately analyze each contract associated with revenues to determine the appropriate accounting application. We considered various indicators for contracts and the weighting of their relevance to determine when control transferred to the customer (such as whether raw gas is sold at the receipt point or residue gas and NGLs are sold at the tailgate of the gas processing plants). Based on this analysis, we concluded that the presence of product redelivery and take-in-kind rights, if substantive, are determinative indicators of control transferring at the tailgate if there is intent at contract inception. Additionally, we consider risk of loss an important indicator of when control transfers, which is comprised of risks associated with loss of product, exposure to product mix and recoveries and exposure to index prices versus actual prices. We also concluded that title, custody and acceptance are not determinative indicators of control, as such factors may be present in the case of a sale or the performance of a service.
As a result of this analysis, we modified our accounting and presentation of natural gas and NGLs sales, and transportation and processing costs, under certain marketing agreements. This is due to the conclusion that we represent the principal and the ultimate third party is our customer, which implies that we maintain control of the product through the tailgate of gas processing plants in certain natural gas processing and marketing agreements with certain midstream entities in accordance with the control model in ASC 606. This is a change from previous conclusions we reached for these agreements when utilizing the principal versus agent indicators under ASC Topic 605, Revenue Recognition, where we acted as the agent and the midstream processing entity acted as our customer. As a result, our presentation of revenues and expenses for these agreements has been modified. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party customers through the marketing process. Transportation and processing costs related to these agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities, are now presented as Transportation and processing costs on our condensed consolidated statements of operations. Additionally, all references to production and per Boe unit costs reflect this adoption, which has the effect of increasing certain natural gas and NGLs volumes and revenues, offset by a corresponding transportation and processing expense, such that there is no change to reported net income. Refer to Note 2—Summary of Accounting Policies—Impact of ASC Topic 606 Adoption in our condensed consolidated financial statements for additional discussion.
All comparisons to prior period sales, expenses, production volumes and unit costs reflect the changes in reporting methodology for the three and six months ended June 30, 2018. To provide additional insight, in the above tables, we have quantified the impact of the adoption of ASC 606 during the three and six months ended June 30, 2018.

Results of Operations
Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Production revenues (in thousands):
Oil sales	$396,325	$178,066	$727,428	$347,811
Natural gas sales (1)	12,235	12,983	29,659	25,450
Natural gas liquids sales (1)	57,275	20,336	97,895	37,749
Total revenues	$465,835	$211,385	$854,982	$411,010

Average realized prices (2):
Oil, without realized derivatives (per Bbls)	$64.29	$45.46	$63.22	$47.57
Oil, with realized derivatives (per Bbls)	60.11	45.49	59.28	46.90
Natural gas, without realized derivatives (per Mcf)	1.32	2.39	1.67	2.59
Natural gas, with realized derivatives (per Mcf)	1.40	2.36	1.72	2.56
Natural gas liquids (per Bbls)	27.20	19.02	26.11	20.20
Average price per Boe, without realized derivatives	47.48	35.89	46.92	37.98
Average price per Boe, with realized derivatives	44.92	35.87	44.48	37.50

Production:
Oil (MBbls)	6,165	3,917	11,506	7,311
Natural gas (MMcf) (1)	9,235	5,421	17,791	9,840
Natural gas liquids (MBbls) (1)	2,106	1,069	3,749	1,869
Total (MBoe)	9,811	5,890	18,221	10,821

Average daily production volume:
Oil (Bbls)	67,747	43,044	63,569	40,392
Natural gas (Mcf)	101,484	59,571	98,293	54,365
Natural gas liquids (Bbls)	23,143	11,747	20,713	10,326
Total (Boe)	107,813	64,725	100,669	59,785

(1)
Natural gas and NGLs sales and associated production volumes for the three and six months ended June 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018, as discussed in Factors Affecting the Comparability of our Financial Condition and Results of Operations—Impact of ASC Topic 606 Adoption.

(2)
Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

The table below shows, for the periods indicated, our average realized oil price as a percentage of the average NYMEX oil price, our average realized natural gas price as a percentage of the average NYMEX gas price, and our average realized NGLs price as a percentage of the average NYMEX oil price. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil, natural gas and NGLs revenues. Realized oil, natural gas and NGLs prices are the actual prices realized at the wellhead adjusted for quality, transportation fees and costs, differentials, marketing premiums or deductions and other factors that affect the price received at the wellhead.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average realized oil price ($/Bbl)	$64.29	$45.46	$63.22	$47.57
Average NYMEX ($/Bbl)	$62.89	$51.78	$65.48	$49.95
Differential to NYMEX	$1.40	$(6.32)	$(2.26)	$(2.38)
Average realized oil price as a percentage of average NYMEX oil price	102%	88%	97%	95%
Average realized natural gas price ($/Mcf)	$1.32	$2.39	$1.67	$2.59
Average NYMEX ($/Mcf)	$2.83	$3.14	$2.84	$3.10
Differential to NYMEX	$(1.51)	$(0.75)	$(1.17)	$(0.51)
Average realized natural gas price as a percentage of average NYMEX gas price	47%	76%	59%	84%
Average realized NGLs price ($/Bbl)	$27.20	$19.02	$26.11	$20.20
Average NYMEX ($/Bbl)	$62.89	$51.78	$65.48	$49.95
Differential to NYMEX	$(35.69)	$(32.76)	$(39.37)	$(29.75)
Average realized NGLs price as a percentage of average NYMEX oil price	43%	37%	40%	40%
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues increased by $254.5 million, or 120%, to $465.8 million for the three months ended June 30, 2018 from $211.4 million for the three months ended June 30, 2017.

As shown in the following tables, from the three months ended June 30, 2017 to the three months ended June 30, 2018, the net dollar effect of the increase in oil and NGLs prices, as offset by the decrease in natural gas prices, was $123.4 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $131.1 million. Included in these changes are increases of $1.1 million and $5.3 million for natural gas and NGLs sales, respectively, which are related to the adoption of ASC 606 as discussed in Note 2—Summary of Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Change in prices	Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$18.83	6,165	$116,065
Natural gas (per Mcf)	(1.07)	9,235	(9,882)
Natural gas liquids (per Bbls)	8.18	2,106	17,212
Total revenues due to change in price			$123,395

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	2,248	$45.46	$102,194
Natural gas (MMcf)	3,814	2.39	9,134
Natural gas liquids (MBbls)	1,037	19.02	19,727
Total revenues due to change in production volumes			$131,055
Our oil, natural gas and NGLs revenues increased by $444.0 million, or 108%, to $855.0 million for the six months ended June 30, 2018 from $411.0 million for the six months ended June 30, 2017.

As shown in the following tables, from the six months ended June 30, 2017 to the six months ended June 30, 2018, the net dollar effect of the increase in oil and NGLs prices as offset by the decrease in natural gas prices was $185.9 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $258.1 million. Included in these changes are increases of $3.0 million and $9.8 million for natural gas and NGLs sales, respectively, which are related to the adoption of ASC 606 for the six months ended June 30, 2018 as discussed in Note 2—Summary of Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Change in prices	Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$15.65	$11,506	$180,045
Natural gas (per Mcf)	(0.92)	17,791	(16,355)
Natural gas liquids (per Bbls)	5.91	3,749	22,175
Total revenues due to change in price			$185,865

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	4,195	$47.57	$199,572
Natural gas (MMcf)	7,951	2.59	20,564
Natural gas liquids (MBbls)	1,880	20.20	37,971
Total revenues due to change in production volumes			$258,107

Operating expenses
The following table summarizes our expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses (in thousands):
Lease operating expenses	$35,904	$29,631	$64,736	$47,258
Transportation and processing costs	6,471	—	12,738	—
Production and ad valorem taxes	27,331	11,397	51,517	22,559
Depreciation, depletion and amortization	145,552	83,315	266,751	152,285
General and administrative expenses (1)	35,991	31,761	70,986	55,803
Exploration and abandonment costs	3,366	2,442	8,777	5,205
Acquisition costs	(2)	7,176	2	8,520
Accretion of asset retirement obligations	359	193	713	329
Other operating expenses	2,477	2,503	4,652	4,786
Total operating expenses	$257,449	$168,418	$480,872	$296,745

Expense per Boe(2):
Lease operating expenses	$3.66	$5.03	$3.55	$4.37
Transportation and processing costs	0.66	—	0.70	—
Production and ad valorem taxes	2.79	1.93	2.83	2.08
Depreciation, depletion and amortization	14.84	14.15	14.64	14.07
General and administrative expenses	3.67	5.39	3.90	5.16
Exploration and abandonment costs	0.34	0.41	0.48	0.48
Acquisition costs	—	1.22	—	0.79
Accretion of asset retirement obligations	0.04	0.03	0.04	0.03
Other operating expenses	0.25	0.42	0.26	0.44
Total operating expenses per Boe	$26.25	$28.58	$26.40	$27.42

(1)
General and administrative expenses include stock-based compensation expense of $5.4 million and $10.4 million for the three and six months ended June 30, 2018, respectively, as compared to $5.3 million and $9.5 million for the three and six months ended June 30, 2017, respectively.

(2)
All unit costs for the three and six months ended June 30, 2018 reflect the adoption of ASC 606, which had the effect of increasing certain natural gas and NGLs volumes. In turn, the increase in natural gas and NGLs volumes effectively decreased unit costs by approximately 4%.

Lease operating expenses. Lease operating expenses were $35.9 million and $64.7 million for the three and six months ended June 30, 2018, respectively, as compared to $29.6 million and $47.3 million for the three and six months ended June 30, 2017, respectively. The increase is primarily due to the increase in the number of our operated and non-operated wells.
On a per Boe basis, lease operating expenses decreased $1.37 per Boe, or 27%, to $3.66 for the three months ended June 30, 2018 from $5.03 for the three months ended June 30, 2017. The decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells. The decrease in lease operating expenses per Boe is also partially attributable to a 67% increase in production period over period.
On a per Boe basis, lease operating expenses decreased $0.82 per Boe, or 19%, to $3.55 for the six months ended June 30, 2018 from $4.37 for the six months ended June 30, 2017. The decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells. The decrease in lease operating expenses per Boe is also partially attributable to a 68% increase in production period over period.

Transportation and processing costs. Transportation and processing costs were $6.5 million and $12.7 million for the three and six months ended June 30, 2018, respectively. On a per Boe basis, transportation and processing costs were $0.66 and $0.70 per Boe for the three and six months ended June 30, 2018, respectively. Transportation and processing costs represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements. Due to the adoption of ASC 606, we now report such costs separately. During the three and six months ended June 30, 2017, these costs were included in our net natural gas and NGLs sales. Refer to Note 2—Summary of Accounting Policies—Impact of ASC Topic 606 Adoption in our condensed consolidated financial statements for additional discussion.
Production and ad valorem taxes. Production and ad valorem taxes were $27.3 million and $51.5 million for the three and six months ended June 30, 2018, respectively, as compared to $11.4 million and $22.6 million for the three and six months ended June 30, 2017, respectively. On a per Boe basis, production and ad valorem taxes increased from $1.93 per Boe for the three months ended June 30, 2017 to $2.79 per Boe for the three months ended June 30, 2018 and from $2.08 per Boe for the six months ended June 30, 2017 to $2.83 per Boe for the six months ended June 30, 2018.
Overall, for the three and six months ended June 30, 2018, compared to the same periods in 2017, production taxes increased by approximately $12.4 million and $21.5 million, respectively, reflecting increased production during the periods and ad valorem taxes increased $3.5 million and $7.5 million over the same periods, reflecting higher property valuation assessments by local taxing authorities.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $145.6 million and $266.8 million for the three and six months ended June 30, 2018, respectively, as compared to $83.3 million and $152.3 million for the three and six months ended June 30, 2017, respectively.
These increases are largely attributable to acquisitions and development activity that resulted in a $2,153.3 million increase in costs subject to depletion as of June 30, 2018 as compared to June 30, 2017 and 67% and 68% increases in production during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These increases were partially offset by a 55% increase in total proved reserves and a 58% increase in proved developed reserves as of June 30, 2018, as compared to June 30, 2017.
On a per Boe basis, DD&A expense increased to $14.84 for the three months ended June 30, 2018 from $14.15 during the three months ended June 30, 2017, and DD&A expense increased to $14.64 during the six months ended June 30, 2018 from $14.07 during the six months ended June 30, 2017, in each case primarily due to the increase in production volumes and reserves discussed above.
General and administrative expenses. General and administrative expenses were $36.0 million and $71.0 million for the three and six months ended June 30, 2018, respectively, as compared to $31.8 million and $55.8 million for the three and six months ended June 30, 2017, respectively. The increase is primarily due to higher payroll and stock-based compensation expenses associated with the hiring of additional employees to manage our growing asset base, recent acquisitions and increased production. General and administrative expenses per Boe were $3.67 and $3.90 for the three and six months ended June 30, 2018, respectively, as compared to $5.39 and $5.16 during the three and six months ended June 30, 2017,respectively, in each case primarily as a result of production volume growth outpacing general and administrative expenses growth.
Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Leasehold abandonments	$3,144	$—	$8,323	$—
Geological and geophysical costs	118	2,342	310	3,716
Idle drilling rig fees	—	(91)	—	1,070
Other	104	191	144	419
Total exploration and abandonment costs	$3,366	$2,442	$8,777	$5,205
During the three and six months ended June 30, 2018, we recognized leasehold abandonment expenses of approximately $3.1 million and $8.3 million, which primarily relates to expired acreage and expiring acreage determined to be outside of our economically productive reserves. No such expenses were incurred during the three and six months ended June 30, 2017.

We recognized geological and geophysical (“G&G”) costs of $0.1 million and $0.3 million during the three and six months ended June 30, 2018, respectively, as compared to costs of $2.3 million and $3.7 million during the three and six months ended June 30, 2017, respectively. Our G&G costs consist of the expenses associated with acquiring and processing seismic data, geophysical data and core analysis, primarily relating to geoscientific analysis of our acreage. The decrease in G&G costs during the three and six months ended June 30, 2018 reflects a reduction in our G&G related activity.
We recognized other exploration costs of $0.1 million and $0.1 million during the three and six months ended June 30, 2018, respectively, as compared to $0.2 million and $0.4 million during the three and six months ended June 30, 2017, respectively, which, in each case, are related to other exploration costs, which includes research and other similar costs.
During the three and six months ended June 30, 2017, exploration costs included idle drilling rig fees that were not chargeable to our joint operations. The applicable drilling rig contract expired on March 31, 2017, and no such fees were incurred during the three and six months ended June 30, 2018.
Acquisition costs. During the three and six months ended June 30, 2017, we incurred $7.2 million and $8.5 million, respectively, of acquisition costs which include non-recurring legal and other due diligence fees associated with certain acquisitions. During the three and six months ended June 30, 2018, such acquisition costs were minimal.
Other operating expenses. During the three and six months ended June 30, 2018, other operating expenses, which are primarily related to operating expenses incurred during the normal course of business of our majority-owned subsidiary, Pacesetter, were $2.5 million and $4.7 million, respectively, as compared to $2.5 million and $4.8 million during the three and six months ended June 30, 2017.
Other income (expense)
The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other income (expense) (in thousands):
Interest expense, net	$(33,758)	$(22,764)	$(65,726)	$(42,100)
Gain on sale of property	5,166	—	5,055	—
Loss on early extinguishment of debt	—	—	—	(3,891)
(Loss) gain on derivatives	(9,466)	43,514	(20,259)	68,130
Change in TRA liability	—	—	(82)	(20,549)
Interest income	1,686	2,178	3,809	4,549
Other income (loss)	234	(177)	535	773
Total other income (expense), net	$(36,138)	$22,751	$(76,668)	$6,912
Interest expense, net. Interest expense, net for the three and six months ended June 30, 2018 was $33.8 million and $65.7 million, respectively, as compared to $22.8 million and $42.1 million, respectively, for the three and six months ended June 30, 2017. The increase resulted from increased weighted average debt outstanding, as discussed in Note 7—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Gain on sale of property. We recognized a gain on the sale of property of $5.2 million and $5.1 million during the three and six months ended June 30, 2018, respectively, as discussed in Note 5—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report. We recognized no gain or loss on the sale of property during the three and six months ended June 30, 2017.
Loss on early extinguishment of debt. We recorded a $3.9 million loss on early extinguishment of debt during the six months ended June 30, 2017 due to the redemption of our then outstanding 7.500% senior unsecured notes due 2022 in January 2017. There was no such activity for the three and six months ended June 30, 2018 or the three months ended June 30, 2017.
(Loss) gain on derivatives. We recognized a loss on derivatives of $9.5 million and $20.3 million, respectively, during the three and six months ended June 30, 2018, respectively, and a gain on derivatives of $43.5 million and $68.1 million during the three and six months ended June 30, 2017, respectively. The change during the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, is primarily a result of higher commodity prices, which decreased the value of our derivative portfolio.
Change in TRA liability. We recorded a $0.1 million expense during the six months ended June 30, 2018, respectively, associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2017. During the six months ended June 30, 2017 we recorded a $20.5 million expense associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2016. During the three months ended June 30 2018 and 2017, we recorded no change to the TRA liability.
Interest income. Interest income was $1.7 million and $3.8 million during the three and six months ended June 30, 2018, respectively, as compared to $2.2 million and $4.5 million during the three and six months ended June 30, 2017, respectively. The change during the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, is a result of decreased dividend and interest income offset by increased amortization, which relates to our held to maturity securities, as discussed in Note 14—Disclosures about Fair Value of Financial Instruments.
Other income (loss). Other income was $0.2 million, $0.5 million and $0.8 million for the three and six months ended June 30, 2018 and the six months ended June 30, 2017, respectively. Other loss was $0.2 million for the three months ended June 30, 2017. The increase for the three months ended June 30, 2018, as compared to the same respective period in 2017 is attributable to an increase in income from our equity investment in Spraberry Production Services, LLC as well as a small increase in other miscellaneous items. The decrease for the six months ended June 30, 2018, as compared to the same respective period in 2017, is primarily attributable to a decrease in fair value adjustments associated with money market accounts as well as a decrease in income from our equity investment in Spraberry Production Services, LLC.
Income Tax Expense
During the three and six months ended June 30, 2018, we recognized income tax expense of $33.2 million and $56.6 million, respectively. During the three and six months ended June 30, 2017, we recognized income tax expense of $12.2 million and $30.6 million, respectively. These changes were attributable to the changes in our results of operations, discussed above, as well as the impact of net income attributable to noncontrolling ownership interests and state income taxes.
Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capital expenditures	$477,111	$294,939	$901,197	$483,405
Our 2018 budget for capital development expenditures is approximately $1,650.0 million to $1,750.0 million, which represents an increase from our previously disclosed 2018 budget for capital development expenditures of $1,350 million to $1,550.0 million. Approximately 85% to 90% of the budget is expected to be used for drilling and completions and approximately 10% to 15% of the budget is expected to be used for infrastructure and other expenditures. Our capital budget excludes any amounts that may be paid for acquisitions. For the year ended December 31, 2017, our aggregate drilling and completion expenditures were $1,049.6 million and our infrastructure and other expenditures were $157.8 million for a total of $1,207.4 million. The amount and timing of 2018 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2018 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for fiscal year 2018, we believe that our cash on hand, cash flow from operations and borrowings under the Revolving Credit Agreement will be sufficient to fund our operations through 2018. However, as more fully described below, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. As of June 30, 2018, our liquidity was as follows (in millions):

Cash and cash equivalents	$201.7
Short-term investments	99.7
Revolving Credit Agreement availability	991.3
Liquidity	$1,292.7
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$490,981	$327,204
Net cash used in investing activities	(831,091)	(2,456,621)
Net cash (used in) provided by financing activities	(12,377)	2,499,253
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $491.0 million and $327.2 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by operating activities increased primarily due to a $446.0 million increase in total revenues during the six months ended June 30, 2018 over the six months ended June 30, 2017, offset by a $64.7 million increase in cash based operating expenses, including lease operating expenses, transportation and processing costs, production and ad valorem taxes, cash general and administrative expenses and acquisition costs, as well as a $175.6 million increase in funds used to satisfy working capital obligations.
Cash flows used in investing activities. Net cash used in investing activities was approximately $831.1 million and $2,456.6 million for the six months ended June 30, 2018 and 2017, respectively. The reduction in the amount of cash used in investing activities was due primarily to the $2,032.3 million decrease in acquisition costs during the six months ended June 30, 2018 over the six months ended June 30, 2017, offset by the $492.5 million increase in development costs related to our oil and natural gas properties during the six months ended June 30, 2018 over the six months ended June 30, 2017. Please refer to Note 5—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion related to acquisitions.
Cash flows (used in) provided by financing activities. Net cash used in financing activities was $12.4 million and net cash provided by financing activities was $2,499.3 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities decreased by $2,511.6 million during the six months ended June 30, 2018 as a result of the Company not completing any debt or equity issuances in the period. During the six months ended June 30, 2018, we had payments on long-term debt of $1.5 million and $10.9 million related to the vesting of RSUs and PSUs, respectively. During the six months ended June 30, 2017, we received net proceeds from equity offerings of $2,123.5 million and net proceeds from debt offerings of $443.3 million, which were offset by payments on long-term debt of $67.4 million.

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
Working Capital
Our working capital totaled ($45.4) million and $307.4 million at June 30, 2018 and December 31, 2017, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents and short-term investments totaled $301.4 million and $703.5 million at June 30, 2018 and December 31, 2017, respectively. The $402.1 million decrease in cash and cash equivalents and short-term investments is primarily attributable to the development of our oil and natural gas properties as well as acquisitions described in Note 5—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Critical Accounting Policies and Estimates
There have not been any material changes during the six months ended June 30, 2018 to the methodology applied by management for critical accounting policies previously disclosed in the Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report for further description of our critical accounting policies.
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
We enter into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at June 30, 2018, see Note 3—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
As of June 30, 2018, the fair market value of our oil and natural gas derivative contracts was a net liability of $29.6 million, including net deferred premium payables of $59.8 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of June 30, 2018, the fair market value of our oil derivative contracts was a net liability of $29.7 million. Based on our open oil derivative positions at June 30, 2018, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $36.0 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $25.9 million. As of June 30, 2018, the fair market value of our natural gas derivative contracts was a net asset of $0.1 million. Based on our open natural gas derivative positions at June 30, 2018, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative asset by $0.1 million, while a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas asset by $0.1 million. Please read “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Prices on the Sale of Oil, Natural Gas, and NGLs.”
Counterparty Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require the counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. We plan to continue to evaluate the credit standings of our counterparties in a similar manner. The majority of our derivative contracts currently in place are with lenders under the Revolving Credit Agreement, each of whom has an investment grade rating.

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of June 30, 2018, we had $2.2 billion (excluding capital lease obligations) of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.6%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to changes in interest rates as a result of the Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of June 30, 2018, however, we had no outstanding borrowings under the Revolving Credit Agreement and therefore an increase in interest rates will not result in increased interest expense until such time that we determine to make borrowings under the Revolving Credit Agreement. We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents and short-term investment balances. As of June 30, 2018, our cash and cash equivalents and short-term investments totaled $301.4 million, approximately 75% of which was invested in money market funds and commercial paper with major financial institutions. A change in the interest rate applicable to the Revolving Credit Agreement or short-term investments would have a de minimis impact.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended June 30, 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2018	—	$—	—	$—
May 2018	149,788	$29.42	—	$—
June 2018	—	$—	—	$—
Total	149,788	$29.42	—	$—

(1)	Consists of shares of Class A Common Stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.

Item 5. Other Information
To ensure that our Board of Directors is divided into three classes, with each class as nearly equal in number as is reasonably possible, as mandated by our Certificate of Incorporation, effective August 3, 2018, Bryan Sheffield resigned from his position as a Class III director and immediately thereafter was appointed by the Board as a Class I director (the “Reclassification”). The Reclassification was effected in accordance with our Certificate of Incorporation and our Amended and Restated Bylaws, as amended. Except to the extent required to effect the Reclassification, Mr. Sheffield’s service on the Board is deemed to have continued uninterrupted since his original election to the Board. Mr. Sheffield and the two continuing Class I directors will stand for election at our 2021 annual meeting of stockholders.
For a discussion of “related person” transactions (as such term is defined in Item 404(a) of Regulation S-K) with respect to Mr. Sheffield, please refer to “Transactions with Related Persons” commencing on page 49 of our definitive proxy statement filed with the SEC on April 6, 2018, which is incorporated herein by reference.
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

10.2†
Indemnification Agreement, dated as of April 23, 2018, by and between Parsley Energy, Inc. and Rob Hembree (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36463, filed with the SEC on May 4, 2018).

10.3*†	Form of Director Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

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

PARSLEY ENERGY, INC.

August 8, 2018	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman and Chief Executive Officer (Principal Executive Officer)

August 8, 2018	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)