Form 10-Q
period 2018-09-30
Parsley Energy, Inc.
filed 2018-11-02
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 2, 2018, the registrant had 280,229,544 shares of Class A common stock and 36,547,731 shares of Class B common stock outstanding.

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

Forward-looking statements may include statements about our:

•	business strategy;

•	reserves;

•	exploration and development drilling prospects, inventories, projects and programs;

•	ability to replace the reserves we produce through drilling and property acquisitions;

•	financial strategy, liquidity and capital required for our development program;

•	realized oil, natural gas and natural gas liquids (“NGLs”) prices;

•	timing and amount of future production of oil, natural gas and NGLs;

•	hedging strategy and results;

•	future drilling plans;

•	competition and government regulations;

•	ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	marketing of oil, natural gas and NGLs;

•	leasehold, minerals or business acquisitions;

•	costs of developing our properties;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART 1: FINANCIAL INFORMATION
Item 1:  Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$167,820	$554,189
Short-term investments	—	149,283
Accounts receivable:
Joint interest owners and other	30,583	42,174
Oil, natural gas and NGLs	179,827	123,147
Related parties	148	388
Short-term derivative instruments, net	30,394	41,957
Assets held for sale	—	1,790
Other current assets	11,062	6,558
Total current assets	419,834	919,486
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	9,893,801	8,551,314
Accumulated depreciation, depletion and impairment	(1,222,868)	(822,459)
Total oil and natural gas properties, net	8,670,933	7,728,855
Other property, plant and equipment, net	145,130	106,587
Total property, plant and equipment, net	8,816,063	7,835,442
NONCURRENT ASSETS
Assets held for sale, net	—	14,985
Long-term derivative instruments, net	13,770	15,732
Other noncurrent assets	7,244	7,553
Total noncurrent assets	21,014	38,270
TOTAL ASSETS	$9,256,911	$8,793,198

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$380,251	$407,698
Revenue and severance taxes payable	135,684	109,917
Current portion of long-term debt	2,373	2,352
Short-term derivative instruments, net	74,337	84,919
Current portion of asset retirement obligations	8,484	7,203
Total current liabilities	601,129	612,089
NONCURRENT LIABILITIES
Liabilities related to assets held for sale	—	405
Long-term debt	2,181,054	2,179,525
Asset retirement obligations	20,429	19,967
Deferred tax liability	130,566	21,403
Payable pursuant to tax receivable agreement	65,039	58,479
Long-term derivative instruments, net	19,862	20,624
Total noncurrent liabilities	2,416,950	2,300,403
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 280,546,336 shares issued and 279,955,944 shares outstanding at September 30, 2018 and 252,419,601 shares issued and 252,260,300 shares outstanding at December 31, 2017	2,805	2,524
Class B, $0.01 par value, 125,000,000 shares authorized, 36,821,331 and 62,128,257 shares issued and outstanding at September 30, 2018 and December 31, 2017	368	622
Additional paid in capital	5,140,120	4,666,365
Retained earnings	358,873	43,519
Treasury stock, at cost, 590,392 shares and 159,301 shares at September 30, 2018 and December 31, 2017	(11,676)	(735)
Total stockholders' equity	5,490,490	4,712,295
Noncontrolling interest	748,342	1,168,411
Total equity	6,238,832	5,880,706
TOTAL LIABILITIES AND EQUITY	$9,256,911	$8,793,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
REVENUES
Oil sales	$424,549	$198,865	$1,151,977	$546,676
Natural gas sales	12,810	15,601	42,469	41,051
Natural gas liquids sales	71,294	26,547	169,189	64,296
Other	2,369	8	7,916	3,533
Total revenues	511,022	241,021	1,371,551	655,556
OPERATING EXPENSES
Lease operating expenses	39,777	29,525	104,513	76,783
Transportation and processing costs	8,495	—	21,233	—
Production and ad valorem taxes	30,604	14,808	82,121	37,367
Depreciation, depletion and amortization	157,352	94,819	424,103	247,104
General and administrative expenses (including stock-based compensation of $4,686 and $5,170 for the three months ended September 30, 2018 and 2017 and $15,118 and $14,630 for the nine months ended September 30, 2018 and 2017)	37,555	33,573	108,541	89,376
Exploration and abandonment costs	11,140	88	19,917	4,223
Acquisition costs	—	2,449	2	10,969
Accretion of asset retirement obligations	361	268	1,074	597
Other operating expenses	6,129	2,419	10,781	8,275
Total operating expenses	291,413	177,949	772,285	474,694
OPERATING INCOME	219,609	63,072	599,266	180,862
OTHER INCOME (EXPENSE)
Interest expense, net	(32,854)	(22,879)	(98,580)	(64,979)
Gain on sale of property	1,383	—	6,438	—
Loss on early extinguishment of debt	—	—	—	(3,891)
(Loss) gain on derivatives	(22,514)	(61,955)	(42,773)	6,175
Change in TRA liability	—	—	(82)	(20,549)
Interest income	1,055	1,013	4,864	5,562
Other (expense) income	(76)	508	459	1,281
Total other expense, net	(53,006)	(83,313)	(129,674)	(76,401)
INCOME (LOSS) BEFORE INCOME TAXES	166,603	(20,241)	469,592	104,461
INCOME TAX (EXPENSE) BENEFIT	(32,454)	5,080	(89,022)	(25,538)
NET INCOME (LOSS)	134,149	(15,161)	380,570	78,923
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(20,840)	1,828	(65,216)	(22,068)
NET INCOME (LOSS) ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$113,309	$(13,333)	$315,354	$56,855

Net income (loss) per common share:
Basic	$0.41	$(0.05)	$1.17	$0.24
Diluted	$0.41	$(0.05)	$1.16	$0.24
Weighted average common shares outstanding:
Basic	277,705	246,518	270,262	237,725
Diluted	278,396	246,518	270,846	238,785
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interest	Total equity
	(In thousands)
Balance at December 31, 2017	252,420	62,128	$2,524	$622	$4,666,365	$43,519	159	$(735)	$4,712,295	$1,168,411	$5,880,706
Exchange of PE Units and Class B Common Stock for Class A Common Stock	25,307	(25,307)	254	(254)	485,285	—	—	—	485,285	(485,285)	—
Change in net deferred tax liability due to exchange of PE Units	—	—	—	—	(26,621)	—	—	—	(26,621)	—	(26,621)
Issuance of restricted stock	802	—	8	—	(8)	—	—	—	—	—	—
Vesting of restricted stock units	919	—	8	—	(8)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	431	(10,941)	(10,941)	—	(10,941)
Restricted stock forfeited	—	—	—	—	(258)	—	—	—	(258)	—	(258)
Stock-based compensation	—	—	—	—	15,376	—	—	—	15,376	—	15,376
Conversion of restricted stock units to restricted stock awards	1,098	—	11	—	(11)	—	—	—	—	—	—
Net income	—	—	—	—	—	315,354	—	—	315,354	65,216	380,570
Balance at September 30, 2018	280,546	36,821	$2,805	$368	$5,140,120	$358,873	590	$(11,676)	$5,490,490	$748,342	$6,238,832
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$380,570	$78,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	424,103	247,104
Accretion of asset retirement obligations	1,074	597
Gain on sale of property	(6,438)	—
Loss on early extinguishment of debt	—	3,891
Amortization of deferred loan origination costs	3,560	2,826
Amortization of bond premium	(387)	(387)
Stock-based compensation	15,118	14,630
Deferred income tax expense	89,022	25,538
Change in TRA liability	82	20,549
Loss (gain) on derivatives	42,773	(6,175)
Net cash received for derivative settlements	94	13,845
Net cash paid for option premiums	(40,087)	(19,905)
Other	18,521	366
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(45,089)	(54,793)
Accounts receivable—related parties	240	83
Other current assets	(696)	45,139
Other noncurrent assets	(386)	(739)
Accounts payable and accrued expenses	(7,964)	94,442
Revenue and severance taxes payable	25,767	26,487
Net cash provided by operating activities	899,877	492,421
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(1,364,755)	(733,179)
Acquisitions of oil and natural gas properties	(96,702)	(2,131,361)
Additions to other property and equipment	(62,542)	(31,947)
Proceeds from sales of property, plant and equipment	87,954	13,366
Maturity of short-term investments	149,331	—
Other	13,657	2,893
Net cash used in investing activities	(1,273,057)	(2,880,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	—	452,780
Payments on long-term debt	(2,203)	(68,410)
Debt issuance costs	(45)	(9,281)
Proceeds from issuance of common stock, net	—	2,123,344
Repurchase of common stock	(10,941)	(300)
Net cash (used in) provided by financing activities	(13,189)	2,498,133
Net (decrease) increase in cash, cash equivalents and restricted cash	(386,369)	110,326
Cash, cash equivalents and restricted cash at beginning of period	554,189	136,669
Cash, cash equivalents and restricted cash at end of period	$167,820	$246,995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$94,392	$49,565
Cash paid for income taxes	$—	$350
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$1,665	$8,144
(Reductions) additions to oil and natural gas properties - change in capital accruals	$(19,244)	$57,014
Additions to other property and equipment funded by capital lease borrowings	$1,579	$3,571
Common stock issued for oil and natural gas properties	$—	$1,183,501
Net premiums on options that settled during the period	$(52,451)	$(22,404)
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
NOTE 2. SUMMARY OF ACCOUNTING POLICIES
These condensed consolidated financial statements include the accounts of (i) the Company, (ii) Parsley Energy, LLC, the Company’s majority owned subsidiary (“Parsley LLC”), (iii) the direct and indirect wholly owned subsidiaries of Parsley LLC, and (iv) Pacesetter Drilling, LLC (“Pacesetter”), an indirect, majority owned subsidiary of Parsley LLC, of which Parsley LLC owns, indirectly, a 63.0% interest. Parsley LLC also owns, indirectly, a 42.5% noncontrolling interest in Spraberry Production Services, LLC (“SPS”). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intra-company balances and transactions have been eliminated.
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
The interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results of the entire fiscal year ending December 31, 2018.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”), and most industry-specific guidance. The Company adopted this standard effective January 1, 2018 using the modified retrospective approach. As a result, the Company changed its accounting policy for revenue recognition, as discussed in Note 3—Revenue from Contracts with Customers. The Company also implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the required disclosures under the standards.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented. Early adoption is permitted for any entity in any interim or annual period. The Company implemented the new guidance on January 1, 2018 and disclosure revisions have been made for the periods presented on the condensed consolidated statements of cash flows. The Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2017 were adjusted to conform to this guidance, which resulted in an increase in cash flows from operating activities of $1.2 million.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), which amends certain guidance in ASC 740, Income Taxes, to reflect Staff Accounting Bulletin No. 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) during the period of enactment. This guidance also includes amendments to the XBRL Taxonomy. For public business entities, the amendments in ASU 2018-05 are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company has prepared its condensed consolidated financial statements for the three and nine months ended September 30, 2018 in accordance with ASU 2018-05. The Company expects to have all estimates finalized by fourth quarter of 2018. Any adjustments recorded to these estimates through 2018 will be included in income from operations as an adjustment to tax expense. The ultimate impact of the Tax Act may differ from the Company’s estimates based on the Company’s further analysis of the Tax Act and additional regulatory guidance that may be issued in connection therewith.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued but Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lessees’ recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP guidance (“ASU 2018-02”). In January 2018, the FASB issued ASU No. 2018-01, Land easement practical expedient for transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies the previously issued guidance. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2018. Early adoption is permitted. In addition, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is in the process of reviewing and determining the contracts for which ASU 2016-02 applies. These contracts include, among others, non-cancelable leases, drilling rig contracts, real estate leases, transportation and gas processing agreements, office equipment leases and contracts for the use of vehicles and well equipment. The Company continues to review current accounting policies, controls, processes, and disclosures that will change as a result of adopting the new standard. Based upon its initial assessment, the Company expects the adoption of ASU 2016-02 will result in an increase in assets and liabilities due to the required recognition of right-of-use (“ROU”) assets and corresponding lease liabilities as well as additional disclosures; however, the full impact to the Company’s consolidated financial statements and related disclosures is still being evaluated. Currently, the Company plans to make certain elections allowing the Company not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for land easements, and not to recognize ROU assets or lease liabilities for short-term leases. The Company plans to adopt the guidance on the effective date of January 1, 2019. As permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, the Company does not expect to adjust comparative-period financial statements.
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Impact of ASC Topic 606 Adoption
The Company’s adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), resulted in the following adjustments for the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	ASC 605	Adjustment	ASC 606
Revenues
Oil sales	$424,549	$—	$424,549
Natural gas sales (1)	11,509	1,301	12,810
Natural gas liquids sales (1)	64,100	7,194	71,294
Total production revenues	500,158	8,495	508,653
Operating expenses
Transportation and processing costs	—	8,495	8,495
Production revenues less transportation and processing costs	$500,158	$—	$500,158

Net income attributable to Parsley Energy, Inc. stockholders	$113,309	$—	$113,309
(1) Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. The applicable line items include $3.4 million and $19.7 million of natural gas and NGLs sales, respectively, completed at the plant inlet.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s adoption of ASC 606 resulted in the following adjustments for the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2018
	ASC 605	Adjustment	ASC 606
Revenues
Oil sales	$1,151,977	$—	$1,151,977
Natural gas sales (1)	38,189	4,280	42,469
Natural gas liquids sales (1)	152,236	16,953	169,189
Total production revenues	1,342,402	21,233	1,363,635
Operating expenses
Transportation and processing costs	—	21,233	21,233
Production revenues less transportation and processing costs	$1,342,402	$—	$1,342,402

Net income attributable to Parsley Energy, Inc. stockholders	$315,354	$—	$315,354
(1) Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. The applicable line items include $12.0 million and $46.5 million of natural gas and NGLs sales, respectively, completed at the plant inlet.
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
As a result of this analysis, the Company modified its accounting and presentation of natural gas and NGLs sales, and transportation and processing costs under certain marketing agreements. This is due to the conclusion that the Company represents the principal and the ultimate third party is its customer, which implies that the Company maintains control of the product through the tailgate of gas processing plants in certain natural gas processing and marketing agreements with certain midstream entities in accordance with the control model in ASC 606. This is a change from previous conclusions reached by the Company for these agreements, when utilizing the principal versus agent indicators under ASC 605, where the Company acted as the agent and the midstream processing entity acted as its customer. As a result, the Company modified its presentation of revenues and expenses for these agreements. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party customers through the marketing process. Transportation and processing costs related to these agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities, are now presented as Transportation and processing costs on the Company’s condensed consolidated statements of operations.
Certain of the Company’s contracts for the sale of commodities contain embedded derivatives. The Company has elected to utilize the normal purchases and normal sales scope exception as provided by ASC Topic 815, Derivatives and Hedging.
Revenue from Contracts with Customers
Revenue is measured based on considerations specified in contracts with customers, excluding any sales incentives or amounts collected on behalf of third parties. The Company recognizes revenue when a performance obligation is satisfied by the transfer of control over a product to the ultimate customer. Sales of oil, natural gas and NGLs are recognized at the time that control of the product is transferred to the customer and collectability is reasonably assured. Generally, the pricing provisions in the Company’s contracts are tied to a market index, with certain adjustments based on, among other factors, whether a well

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

delivers to a gathering or transmission line, the quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the prices of the Company’s oil, natural gas, and NGLs fluctuate to remain competitive with other available oil, natural gas, and NGLs supplies. The Company reports revenues disaggregated by product on its condensed consolidated statements of operations.
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
Production Imbalances
Previously, the Company elected to utilize the entitlements method, which is no longer applicable, to account for natural gas production imbalances. The Company now utilizes the sales method to account for natural gas production imbalances; if the Company sells natural gas to a customer in excess of its entitled share of production, the Company is required perform a principal versus agent analysis to determine whether it should record the gross amount of revenue and transportation and processing costs equal to the other owners’ interests or recognize the net amount of revenue. In conjunction with the adoption of ASC 606, for the three and nine months ended September 30, 2018, there was no material impact to the financial statements due to this change in accounting for production imbalances.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date production is delivered, and as a result the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the three and nine months ended September 30, 2018 and 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company enters into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on the Company’s oil and natural gas revenues and (ii) support the Company’s annual capital budgeting and expenditure plans.
Oil Production Derivative Activities
The Company’s material physical sales contracts governing its oil production are typically correlated with NYMEX WTI, including Cushing (“WTI Cushing”), Midland (“WTI Midland”) and Magellan East Houston (“WTI MEH”) oil prices. The Company uses put spread options, three-way collars and two-way collars to manage oil price volatility. The Company uses basis swap contracts to reduce basis risk between NYMEX WTI prices and the actual index prices at which the oil is sold. The Company uses rollfactor swap contracts to reduce the timing risk associated with physical sales; the rollfactor swap contracts fix the adjustment at the swap price to ensure that the Company receives a sales price based on the average NYMEX WTI price during that month, plus an adjustment calculated as a spread between the weighted average prices of the delivery month, the next month and the following month during the period when the delivery month is the first month.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018, the Company had the following outstanding oil derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

Put spreads(1)	Three Months Ending December 31, 2018	Year Ending December 31, 2019
	WTI Cushing	WTI Cushing	WTI Midland	WTI MEH
Volume (MBbls)	3,450	8,100	2,400	1,500
Long put price (per Bbl)	$49.67	$56.76	$50.63	$64.00
Short put price (per Bbl)	$39.67	$46.76	$40.63	$54.00

Three-way collars	Three Months Ending December 31, 2018		Year Ending December 31, 2019
	WTI Cushing		WTI Cushing
Volume (MBbls)		2,850		3,300
Short call price (per Bbl)		$75.65		$80.36
Long put price (per Bbl)		$50.00		$50.45
Short put price (per Bbl)		$40.00		$40.45

Two-way collars			Three Months Ending December 31, 2018
			WTI Cushing
Volume (MBbls)				276
Short call price (per Bbl)				$61.31
Long put price (per Bbl)				$45.67

	Three Months Ending December 31, 2018		Year Ending December 31, 2019
	Volume (MBbls)	Fixed Price Swap (per Bbl)	Volume (MBbls)	Fixed Price Swap (per Bbl)
Basis swap - Midland-Cushing index(2)	1,702	$(3.76)	2,760	$(8.57)
Basis swap - Houston-Cushing index(2)	—	—	780	$5.10
Rollfactor swap - Midland-Cushing index(3)	1,380	$0.60	—	$—

(1)	Excludes 2,444 notional MBbls with a fair value of $9.0 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil produced in the Permian Basin and the Cushing WTI price.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

Three-way collars	Three Months Ending December 31, 2018
NYMEX Henry Hub
Volume (MMbtu)	750,000
Short put price (per MMbtu)	$2.75
Long put price (per MMbtu)	$3.00
Short call price (per MMbtu)	$3.60
Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Changes in fair value of derivative instruments	$(31,890)	(72,937)	$(42,257)	(9,479)
Net derivative settlements	9,376	10,982	(516)	15,654
(Loss) gain on derivatives	$(22,514)	$(61,955)	$(42,773)	$6,175

Net premiums on options that settled during the period (1)	$(17,853)	$(12,487)	$(52,451)	$(22,404)

(1)	The net premium on options that settled during the period represents the cumulative cost of premiums paid and received on positions purchased and sold, which expired during the current period.
The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 15—Disclosures about Fair Value of Financial Instruments. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During the three and nine months ended September 30, 2018 and 2017, the Company did not receive or post any material margins in connection with collateralizing its derivative positions.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
September 30, 2018
Derivative assets with right of offset or master netting agreements	$53,168	$(9,004)	$44,164
Derivative liabilities with right of offset or master netting agreements	(103,203)	9,004	(94,199)

December 31, 2017
Derivative assets with right of offset or master netting agreements	$59,132	$(1,443)	$57,689
Derivative liabilities with right of offset or master netting agreements	(106,986)	1,443	(105,543)

Concentration of Credit Risk
The Company believes that it has limited credit risk with respect to its exchange-traded contracts, as such contracts are subject to financial safeguards and transaction guarantees through NYMEX. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with large multinational financial institutions with investment grade credit ratings or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of September 30, 2018 and December 31, 2017 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company typically enters into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. If the Company believes a counterparty’s creditworthiness has declined or is suspect, it may seek to novate the applicable ISDA Agreement to another financial institution that has an ISDA Agreement in place with the Company. The Company did not incur any losses due to counterparty nonperformance during the three and nine months ended September 30, 2018 or the year ended December 31, 2017.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	September 30, 2018	December 31, 2017
Oil and natural gas properties:
Subject to depletion	$6,169,421	$4,492,802
Not subject to depletion
Incurred in 2018	570,413	—
Incurred in 2017	2,174,583	2,837,766
Incurred in 2016 and prior	979,384	1,220,746
Total not subject to depletion	3,724,380	4,058,512
Oil and natural gas properties, successful efforts method	9,893,801	8,551,314
Less accumulated depreciation, depletion and impairment	(1,222,868)	(822,459)
Total oil and natural gas properties, net	8,670,933	7,728,855
Other property, plant and equipment	177,155	131,115
Less accumulated depreciation	(32,025)	(24,528)
Other property, plant and equipment, net	145,130	106,587
Total property, plant and equipment, net	$8,816,063	$7,835,442

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects.
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $153.4 million and $412.9 million for the three and nine months ended September 30, 2018, respectively, and $91.7 million and $238.8 million for the three and nine months ended September 30, 2017, respectively. The Company had no exploratory wells in progress at September 30, 2018 or December 31, 2017.
NOTE 6. ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three and nine months ended September 30, 2018, the Company incurred costs of $40.7 million and $96.7 million, respectively, related to the purchase of leasehold acreage. During the three and nine months ended September 30, 2018, the Company reflected $35.5 million and $86.4 million, respectively, as part of costs not subject to depletion and $5.2 million and $10.3 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.
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
In addition to the above-described acquisition of leasehold acreage, during the three and nine months ended September 30, 2017, the Company acquired, from unaffiliated individuals and entities, interests in certain oil and natural gas properties through a number of separate, individually negotiated transactions (including the Double Eagle Acquisition (as defined below) with respect to the nine months ended September 30, 2017) for total consideration of $0.9 million and $3,146.8 million, respectively. These acquisitions were accounted for using the acquisition method under ASC Topic 805, “Business Combinations,” which requires the acquired assets and liabilities to be recorded at fair values as of the respective acquisition dates. The Company reflected ($2.6) million and $444.7 million, respectively, of the total consideration paid as part of its costs

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subject to depletion within its oil and natural gas properties and $3.5 million and $2,702.1 million, respectively, as unproved leasehold costs within its oil and natural gas properties for the three and nine months ended September 30, 2017. The $2.6 million negative adjustment to total consideration paid as part of the Company’ costs subject to depletion, recorded for the three months ended September 30, 2017, resulted from post-closing purchase price adjustments made in connection with the Double Eagle Acquisition. Excluding the Double Eagle Acquisition, the revenues and operating expenses attributable to these acquisitions during the three and nine months ended September 30, 2017 were not material.
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
During the three and nine months ended September 30, 2018 and September 30, 2017, the Company exchanged certain leasehold acreage and oil and natural gas properties with third parties, with no gain or loss recognized.
Divestitures
During the three months and nine months ended September 30, 2018, Pacesetter completed the sale of all of its physical assets for consideration equivalent to $13.1 million, consisting of $11.0 million in cash and a $2.1 million term loan that is due to mature during the fourth quarter of 2018. Following the liquidation of Pacesetter, which is expected to take place in 2019, its remaining assets will be distributed to its members, including Parsley Energy Operations, LLC, a wholly owned subsidiary of Parsley LLC. The Company recognized a $1.2 million gain on the sale.
During the nine months ended September 30, 2018, the Company closed the sale of certain surface and mineral acreage for proceeds of $34.4 million, subject to customary purchase price adjustments. The Company recognized a $5.2 million gain on the sale.
During the nine months ended September 30, 2018, the Company also closed sales of certain leasehold acreage for proceeds of $42.6 million, including customary purchase price adjustments. Upon closing these sales, the Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC Topic 932, Extractive Activities—Oil and Gas.
NOTE 7. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2018 (in thousands):

September 30, 2018
Asset retirement obligations, beginning of period	$27,170
Additional liabilities incurred	1,665
Accretion expense	1,074
Liabilities settled upon plugging and abandoning wells	(261)
Disposition of wells	(735)
Asset retirement obligations, end of period	$28,913

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. DEBT
The Company’s debt consisted of the following as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Revolving Credit Agreement	$—	$—
6.250% senior unsecured notes due 2024	400,000	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	450,000
5.625% senior unsecured notes due 2027	700,000	700,000
Capital leases	4,287	4,906
Total debt	2,204,287	2,204,906
Debt issuance costs on senior unsecured notes	(23,786)	(26,341)
Premium on senior unsecured notes	2,926	3,312
Less: current portion of debt	(2,373)	(2,352)
Total long-term debt	$2,181,054	$2,179,525

Revolving Credit Agreement
As of September 30, 2018, the borrowing base under the Revolving Credit Agreement was $2.3 billion, with a commitment level of $1.0 billion. There were no borrowings outstanding and $8.8 million in letters of credit outstanding as of September 30, 2018, resulting in availability of $991.3 million. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
As of September 30, 2018, letters of credit under the Revolving Credit Agreement bear a 1.25% weighted average interest rate.
Covenant Compliance
The Revolving Credit Agreement and the indentures governing the 5.625% senior unsecured notes due 2027 (the “2027 Notes”), the 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”), the 5.375% senior unsecured notes due 2025 (the “2025 Notes”), and the 6.250% senior unsecured notes due 2024 (the “2024 Notes” and, together with the 2027 Notes, the New 2025 Notes and the 2025 Notes, the “Notes”) restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict its restricted subsidiaries from issuing dividends or making other payments to the Company; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the indentures) has occurred and is continuing, many of the foregoing covenants pertaining to the Notes will be suspended. If the ratings on the Notes were to subsequently decline to below investment grade, the suspended covenants would be reinstated.
As of September 30, 2018, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principal Maturities of Debt
Principal maturities of debt outstanding at September 30, 2018 are as follows (in thousands):

2018	$601
2019	2,267
2020	1,108
2021	275
2022	33
Thereafter	2,200,003
Total	$2,204,287
Interest Expense
The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash payments for interest	$30,345	$34,463	$94,392	$49,565
Change in interest accrual	1,452	(12,478)	1,015	12,975
Amortization of deferred loan origination costs	1,186	1,023	3,560	2,826
Amortization of bond premium	(129)	(129)	(387)	(387)
Total interest expense, net	$32,854	$22,879	$98,580	$64,979

NOTE 9. EQUITY
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of the Company’s Class B Common Stock), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For the three and nine months ended September 30, 2018 and 2017, Class B Common Stock was not recognized in dilutive earnings per share calculations as the effect would have been antidilutive. For the three months ended September 30, 2017, restricted stock and restricted stock units were not recognized because the effect would have been antidilutive.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income (loss) attributable to Parsley Energy, Inc. Stockholders	$113,309	$(13,333)	$315,354	$56,855
Denominator:
Basic weighted average shares outstanding	277,705	246,518	270,262	237,725
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.41	$(0.05)	$1.17	$0.24
Diluted EPS
Numerator:
Net income (loss) attributable to Parsley Energy, Inc. Stockholders	113,309	(13,333)	315,354	56,855
Diluted net income (loss) attributable to Parsley Energy, Inc. Stockholders	$113,309	$(13,333)	$315,354	$56,855
Denominator:
Basic weighted average shares outstanding	277,705	246,518	270,262	237,725
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	691	—	584	1,060
Diluted weighted average shares outstanding (1)	278,396	246,518	270,846	238,785
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.41	$(0.05)	$1.16	$0.24

(1)
As of September 30, 2018 and 2017, there were 1,356,522 shares of performance-based restricted stock (“PSAs”) and 640,062 performance-based restricted stock units (“PSUs”), respectively, that could vest in the future based on predetermined performance and market goals. These units were not included in the computation of EPS for the three and nine months ended September 30, 2018 and 2017, respectively, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

Noncontrolling Interest
As a result of the equity offerings completed by the Company in 2017, the consummation of the Double Eagle Acquisition and exchanges by holders of PE Units (the “PE Unit Holders”) during 2017, the Company’s ownership of Parsley LLC decreased from 86.5% to 80.2% and the PE Unit Holders’ ownership of Parsley LLC increased from 13.5% to 19.8%.
During the nine months ended September 30, 2018, certain PE Unit Holders exercised their exchange right under the Second Amended and Restated Limited Liability Company Agreement of Parsley LLC (the “Parsley LLC Agreement”), collectively electing to exchange an aggregate of 25,306,926 PE Units (and a corresponding number of shares of Class B Common Stock) for an aggregate of 25,306,926 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). In turn, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A Common Stock directly to each of the exchanging PE Unit Holders in satisfaction of their election notices. As a result of these exchanges of PE Units (and corresponding shares of Class B Common Stock) for shares of Class A Common Stock during the nine months ended September 30, 2018, the Company’s ownership in Parsley LLC increased from 80.2% to 88.4% and the ownership of the PE Unit Holders in Parsley LLC decreased from 19.8% to 11.6%.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the noncontrolling interest income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$20,327	$(1,353)	$64,446	$22,604
Pacesetter Drilling, LLC	513	(475)	770	(536)
Total net income (loss) attributable to noncontrolling interest	$20,840	$(1,828)	$65,216	$22,068
NOTE 10. STOCK-BASED COMPENSATION
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
Stock-based compensation expense recorded for each type of stock-based compensation award for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Time-based restricted stock	$1,787	$1,532	$5,841	$4,140
Time-based restricted stock units	1,059	1,947	4,091	5,825
Performance-based restricted stock awards (1)	1,840	1,691	5,186	4,665
Total stock-based compensation	$4,686	$5,170	$15,118	$14,630

(1)	Includes stock based compensation expense related to historical PSUs.
Stock-based compensation is included in General and administrative expenses in the Company’s condensed consolidated statements of operations included within this Quarterly Report. There was approximately $27.8 million of unamortized compensation expense relating to outstanding RSAs, RSUs, and PSAs at September 30, 2018. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s time-based restricted stock, time-based restricted stock unit, performance-based restricted stock unit, and performance-based restricted stock award activity for the nine months ended September 30, 2018 (in thousands):

	Time-Based Restricted Stock (RSAs)	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Units (PSUs)	Performance-Based Restricted Stock Awards (PSAs)
Outstanding at January 1, 2018	779	1,200	640	—
Granted (1)	302	288	—	500
Converted	242	(242)	(428)	856
Vested	(593)	(495)	(212)	—
Forfeited	—	(69)	—	—
Outstanding at September 30, 2018	730	682	—	1,356

(1) Weighted average grant date fair value	$27.91	$27.44	$—	$13.72
NOTE 11. INCOME TAXES
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
The Company’s effective combined U.S. federal and state income tax rate for the nine months ended September 30, 2018 and 2017 was 19.0% and 24.5%, respectively. During the three and nine months ended September 30, 2018, the Company recognized an income tax expense of $32.5 million and $89.0 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized an income tax benefit of $5.1 million and income tax expense of $25.5 million, respectively. Total income tax expense for the three and nine months ended September 30, 2018 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due primarily to the impact of net income attributable to noncontrolling ownership interests as well as the impact of state income taxes and the reversal of a portion of the valuation allowance recorded in 2017.
The net effect of the exchange of PE Units and Class B Common Stock for Class A Common Stock during the nine months ended September 30, 2018 was an increase of deferred tax liability of $20.3 million.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The actual amount and timing of payments to be made under the TRA will depend on a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company’s payments under the TRA constituting imputed interest. As of September 30, 2018, there have been no payments associated with the TRA.
As a result of the exchange of PE Units by certain TRA Holders, the Company recorded additional deferred tax assets of $7.6 million during the nine months ended September 30, 2018. The amount payable pursuant to the TRA increased by $6.6 million, which is 85% of the deferred tax asset, and additional paid in capital increased by $1.1 million.
As of September 30, 2018 and December 31, 2017, the Company had recorded a TRA liability of $65.0 million and $58.5 million, respectively, for the estimated payments that will be made to the TRA Holders who have exchanged shares along with corresponding deferred assets, net of valuation allowance, of $76.5 million and $68.8 million, respectively, as a result of the increase in tax basis arising from such exchanges and the decrease in tax basis as a result of the decrease in the future statutory tax rate.
NOTE 12. COMMITMENTS AND CONTINGENCIES
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
The Company accounts for environmental contingencies in accordance ASC 410 Asset Retirement and Environmental Obligations. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed.
Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both September 30, 2018 and December 31, 2017, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual Obligations
The Company had no material changes in its contractual commitments and obligations from amounts listed under Note 12—Commitments and Contingencies in its Annual Report on Form 10-K for the year ended December 31, 2017, except as described below.
Firm Transportation and Crude Oil Sales Agreements. During the three months ended September 30, 2018, the Company entered into certain agreements providing for the transportation and/or sale of crude oil. Each of these agreements contains minimum volume commitments, some of which remain subject to the completion of certain pipeline systems. Satisfaction of these volume requirements includes volumes produced by the Company, and other third-party working, royalty, and overriding royalty interest owners whose volumes the Company markets on their behalf. The Company’s consolidated statements of operations reflects its share of costs related to firm transportation and crude oil sales. Subject to provisions that mitigate the potential impact of volume shortfalls, these agreements require the Company to pay deficiency fees if it fails to deliver the required volumes of crude oil.
NOTE 13. RELATED PARTY TRANSACTIONS
Well Operations
During the three and nine months ended September 30, 2018 and 2017, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three and nine months ended September 30, 2018 totaled $0.5 million and $1.4 million, respectively. The revenues disbursed to such Related Party Working Interest Owners for the three and nine months ended September 30, 2017 totaled $0.3 million and $1.1 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, the Company owns a 42.5% interest in SPS. The Company accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three and nine months ended September 30, 2018, the Company incurred charges totaling $1.7 million and $9.7 million, respectively, as compared to $2.5 million and $8.1 million, respectively, for the three and nine months ended September 30, 2017, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”), which is controlled by SPS. During the three and nine months ended September 30, 2018, the Company incurred charges totaling $0.1 million and $3.8 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities. During the three and nine months ended September 30, 2017, the Company incurred charges totaling $0.5 million and $5.5 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities.
Exchange Right
In accordance with the terms of the Parsley LLC Agreement, the PE Unit Holders generally have the right to exchange (the “Exchange Right”) their PE Units (and a corresponding number of shares of the Class B Common Stock) for shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each PE Unit (and a corresponding share of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or, if the Company or Parsley LLC so elects, cash. As a PE Unit Holder exchanges its PE Units, the Company’s interest in Parsley LLC will be correspondingly increased. Refer to Note 9—Equity—Noncontrolling Interest in the Company’s condensed consolidated financial statements for additional discussion.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended September 30, 2018, an officer of the Company elected to exchange 250,000 PE Units (and a corresponding number of shares of Class B Common Stock) for 250,000 shares of Class A Common Stock. The Company exercised its call right under the Parsley LLC Agreement and elected to issue Class A Common Stock to the exchanging PE Unit Holder in satisfaction of such individual’s election notice.
NOTE 14. SIGNIFICANT CUSTOMERS
For the nine months ended September 30, 2018 and 2017, each of the following purchasers accounted for more than 10% of the Company’s revenue:

	Nine Months Ended September 30,
	2018	2017
Shell Trading (US) Company	53%	65%
Lion Oil, Inc.	21%	—%
Targa Pipeline Mid-Continent, LLC	11%	13%

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
NOTE 15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Proved oil and natural gas properties. During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize impairment charges, as the carrying amount of the assets exceeds the undiscounted future cash flows of the assets.
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

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$102,687	$—	$—	$102,687
Commodity derivative instruments(1)	—	44,164	—	44,164
Total assets	$102,687	$44,164	$—	$146,851

Liabilities:
Commodity derivative instruments(1)	$—	$(94,199)	$—	$(94,199)
Total liabilities	$—	$(94,199)	$—	$(94,199)
Net asset (liability)	$102,687	$(50,035)	$—	$52,652

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$476,619	$—	$—	$476,619
Commodity derivative instruments(1)	—	57,689	—	57,689
Total assets	$476,619	$57,689	$—	$534,308

Liabilities:
Commodity derivative instruments(1)	$—	$(105,543)	$—	$(105,543)
Total liabilities	$—	$(105,543)	$—	$(105,543)
Net asset (liability)	$476,619	$(47,854)	$—	$428,765

(1)	Includes deferred premiums to be settled upon expiration of the contract.

Money market funds in the preceding tables consist of money market funds included in cash and cash equivalents on the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. During the three and nine

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended September 30, 2018, income related to these investments was $0.7 million and $4.2 million, respectively, and is recorded on the Company’s condensed consolidated statements of operations as Interest income. During the three and nine months ended September 30, 2017, income related to these investments was $0.9 million and $5.3 million, respectively, and is recorded on the Company’s condensed consolidated statements of operations as Interest income.
Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying condensed consolidated balance sheets and in Note 4—Derivative Financial Instruments. The fair values of the Company’s commodity derivative instruments are classified as Level 2 measurements because they are calculated using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors.
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents:
Commercial paper	$—	$—	$24,939	$24,918
Short-term investments:
Commercial paper	—	—	149,283	149,151
Long-term debt:
6.250% senior unsecured notes due 2024	400,000	418,920	400,000	423,824
5.375% senior unsecured notes due 2025	650,000	653,601	650,000	658,483
5.250% senior unsecured notes due 2025	450,000	450,153	450,000	454,010
5.625% senior unsecured notes due 2027	700,000	706,902	700,000	715,169
Revolving Credit Agreement	—	—	—	—
The fair values of the Notes were determined using the September 30, 2018 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of September 30, 2018, there are no indicators for change in the Company’s market spread.

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
Effect of Financial Instruments on the Condensed Consolidated Financial Statements
The following tables provide the components of the Company’s cash and cash equivalents and short-term investments as of the dates indicated (in thousands):

	September 30, 2018
Consolidated Balance Sheet Location	Cash	Commercial Paper	Money Market Funds	Total
Cash and cash equivalents	$65,133	$—	$102,687	$167,820

	December 31, 2017
Consolidated Balance Sheet Location	Cash	Commercial Paper	Money Market Funds	Total
Cash and cash equivalents	$52,631	$24,939	$476,619	$554,189
Short-term investments	—	149,283	—	149,283
The Company has other financial instruments consisting primarily of accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and capital leases that approximate their fair value due to the short-term nature of these instruments.
NOTE 16. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.
The Company entered into an agreement to divest non-core acreage, for approximately $136.3 million in cash, subject to customary closing conditions and adjustments. The transaction is anticipated to close during the fourth quarter of 2018.

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
As a holding company and the sole managing member of Parsley Energy, LLC (“Parsley LLC”), (i) our sole material asset consists of 279,955,944 PE Units as of September 30, 2018, (ii) we are responsible for all operational, management and administrative decisions of Parsley LLC, and (iii) we consolidate the financial results of Parsley LLC and its subsidiaries.
Our Properties
The following table sets forth information as of September 30, 2018 relating to our leasehold acreage:

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	175,401	125,082	61,024	39,114	236,425	164,196
Delaware Basin	35,522	32,957	14,375	11,966	49,897	44,923
Total	210,923	158,039	75,399	51,080	286,322	209,119
In addition to the leasehold acreage described above, as of September 30, 2018, we held mineral and/or royalty interests in 70,375 gross acres. These mineral rights and associated royalty interests boost our net revenue interest in the applicable properties.
The majority of our identified horizontal drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin.

As of September 30, 2018, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	998	762.5	344	321.5	1,342	1,084.0
Delaware Basin	13	12.5	83	78.5	96	91.0
Total	1,011	775.0	427	400.0	1,438	1,175.0
As of September 30, 2018, we held an interest in 1,879 gross (1,239.5 net) wells, including wells that we do not operate. As of September 30, 2018, we owned an immaterial number of productive wells related to the production of natural gas.
Since commencing our horizontal drilling program in 2013 through September 30, 2018, we have placed on production 320 gross (300.3 net) horizontal wells in the Midland Basin and 64 gross (61.5 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal wells placed on production during the periods indicated:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Area	Gross	Net	Gross	Net
Midland Basin	38	37.4	95	92.4
Delaware Basin	8	7.7	37	36.0
Total	46	45.1	132	128.4
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;

•	lease operating expenses;

•	capital expenditures;

•	completions activities; and

•	certain unit costs.

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
Natural gas and NGLs sales and associated production volumes for the three and nine months ended September 30, 2018 reflect adjustments associated with our adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018, as discussed in Factors Affecting the Comparability of our Financial Condition and Results of Operations—Impact of ASC Topic 606 Adoption.
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil sales	83%	83%	85%	84%
Natural gas sales	3%	6%	3%	6%
Natural gas liquids sales	14%	11%	12%	10%
Other revenues are not material and include fees charged by certain of our subsidiaries, Pacesetter Drilling, LLC (“Pacesetter”) and Parsley Minerals, LLC, to third parties for drilling services and surface use in the normal course of business. In addition, other revenues include salt water and gathering system income.
Production Volumes
The following table presents historical production volumes for our properties for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil (MBbls)	6,763	4,342	18,269	11,653
Natural gas (MMcf)	9,878	6,265	27,669	16,105
Natural gas liquids (MBbls)	2,281	1,194	6,030	3,063
Total (MBoe)	10,690	6,581	28,911	17,402
Average net production (Boe/d)	116,196	71,534	105,901	63,744
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

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production. See Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details regarding volumes and terms of our derivative instruments as of September 30, 2018.
We will have recognized the following cumulative losses in the line item (Loss) gain on derivatives on our condensed consolidated statements of operations from net premiums paid or deferred on options that will settle during the following periods (in thousands):

Q4 2018	(19,114)
Q1 2019	(11,626)
Q2 2019	(12,523)
Q3 2019	(12,049)
Q4 2019	(12,048)
Total	$(67,360)
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
Given the volatility of commodity prices in recent years and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment on a quarterly basis. During the three and nine months ended September 30, 2018 and 2017, we did not recognize an impairment of our proved oil and natural gas properties. At September 30, 2018, in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 168% per field and, individually, by a minimum of 156%.
The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs in the undiscounted future cash flow estimate, except commodity price estimates, remained relatively consistent from September 30, 2017 to September 30, 2018. We evaluate future commodity pricing for oil and NGLs based on five-year WTI futures prices, which increased from September 30, 2017 to September 30, 2018, and future commodity pricing for natural gas based on five-year Henry Hub futures prices, which decreased from September 30, 2017 to September 30, 2018. In terms of the increase in value of undiscounted cash flows from September 30, 2017 to September 30, 2018, the effect of the increase in oil and NGLs prices has been complemented by the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties and certain acquisitions.
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
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. A decrease of 10% in estimated future pricing of oil and natural gas commodities as of September 30, 2018, however, would not have resulted in an impairment of our proved oil and natural gas properties.

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
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capital expenditures	$444,314	$306,788	$1,345,511	$790,193
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

Impact of ASC Topic 606 Adoption
We adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. As a result, we changed our accounting policy for revenue recognition, which resulted in the following adjustments:

	Three Months Ended September 30, 2018
	ASC 605	Adjustment	ASC 606
Production revenues (in thousands):
Oil sales	$424,549	$—	$424,549
Natural gas sales (1)	11,509	1,301	12,810
Natural gas liquids sales (1)	64,100	7,194	71,294
Total production revenues	500,158	8,495	508,653
Operating expenses
Transportation and processing costs	—	8,495	8,495
Production revenues less transportation and processing costs	$500,158	$—	$500,158

Net income attributable to Parsley Energy, Inc. stockholders (in thousands)	$113,309	$—	$113,309

Production:
Oil (MBbls)	6,763	—	6,763
Natural gas (MMcf) (1)	8,791	1,087	9,878
Natural gas liquids (MBbls) (1)	2,012	269	2,281
Total (MBoe)	10,240	450	10,690

Average daily production volume:
Oil (Bbls)	73,511	—	73,511
Natural gas (Mcf)	95,554	11,816	107,370
Natural gas liquids (Bbls)	21,870	2,923	24,793
Total (Boe)	111,304	4,892	116,196

Certain unit costs (per Boe) (2):
Lease operating expenses	$3.88	$(0.16)	$3.72
Transportation and processing costs	$—	$0.79	$0.79
Production and ad valorem taxes	$2.99	$(0.13)	$2.86
Depreciation, depletion and amortization	$15.37	$(0.65)	$14.72
General and administrative expenses	$3.67	$(0.16)	$3.51

(1)	Natural gas and NGLs sales and production volumes for the three months ended September 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.
(2)	Average costs per Boe for the three months ended September 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.

	Nine Months Ended September 30, 2018
	ASC 605	Adjustment	ASC 606
Production revenues (in thousands):
Oil sales	$1,151,977	$—	$1,151,977
Natural gas sales (1)	38,189	4,280	42,469
Natural gas liquids sales (1)	152,236	16,953	169,189
Total production revenues	1,342,402	21,233	1,363,635
Operating expenses
Transportation and processing costs	—	21,233	21,233
Production revenues less transportation and processing costs	$1,342,402	$—	$1,342,402

Net income attributable to Parsley Energy, Inc. stockholders (in thousands)	$315,354	$—	$315,354

Production:
Oil (MBbls)	18,269	—	18,269
Natural gas (MMcf) (1)	25,060	2,609	27,669
Natural gas liquids (MBbls) (1)	5,329	701	6,030
Total (MBoe)	27,774	1,137	28,911

Average daily production volume:
Oil (Bbls)	66,919	—	66,919
Natural gas (Mcf)	91,795	9,557	101,352
Natural gas liquids (Bbls)	19,520	2,568	22,088
Total (Boe)	101,736	4,165	105,901

Certain unit costs (per Boe) (2):
Lease operating expenses	$3.76	$(0.15)	$3.61
Transportation and processing costs	$—	$0.73	$0.73
Production and ad valorem taxes	$2.96	$(0.12)	$2.84
Depreciation, depletion and amortization	$15.27	$(0.60)	$14.67
General and administrative expenses	$3.91	$(0.16)	$3.75

(1)	Natural gas and NGLs sales and production volumes for the nine months ended September 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.
(2)	Average costs per Boe for the nine months ended September 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018.

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
As a result of this analysis, we modified our accounting and presentation of natural gas and NGLs sales, and transportation and processing costs, under certain marketing agreements. This is due to the conclusion that we represent the principal and the ultimate third party is our customer, which implies that we maintain control of the product through the tailgate of gas processing plants in certain natural gas processing and marketing agreements with certain midstream entities in accordance with the control model in ASC 606. This is a change from previous conclusions we reached for these agreements when utilizing the principal versus agent indicators under ASC Topic 605, Revenue Recognition, where we acted as the agent and the midstream processing entity acted as our customer. As a result, our presentation of revenues and expenses for these agreements has been modified. Revenues related to these agreements are now presented on a gross basis for amounts expected to be received from third-party customers through the marketing process. Transportation and processing costs related to these agreements, incurred prior to the transfer of control to the customer at the tailgate of the natural gas processing facilities, are now presented as Transportation and processing costs on our condensed consolidated statements of operations. Additionally, all references to production and per Boe unit costs reflect this adoption, which has the effect of increasing certain natural gas and NGLs volumes and revenues, offset by a corresponding transportation and processing expense, such that there is no change to reported net income. Refer to Note 3—Revenue from Contracts with Customers—Impact of ASC Topic 606 Adoption in our condensed consolidated financial statements for additional discussion.
All comparisons to prior period sales, expenses, production volumes and unit costs reflect the changes in reporting methodology for the three and nine months ended September 30, 2018. To provide additional insight, in the above tables, we have quantified the impact of the adoption of ASC 606 during the three and nine months ended September 30, 2018.

Results of Operations
Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Production revenues (in thousands):
Oil sales	$424,549	$198,865	$1,151,977	$546,676
Natural gas sales (1)	12,810	15,601	42,469	41,051
Natural gas liquids sales (1)	71,294	26,547	169,189	64,296
Total revenues	$508,653	$241,013	$1,363,635	$652,023

Average realized prices (2):
Oil, without realized derivatives (per Bbls)	$62.78	$45.80	$63.06	$46.91
Oil, with realized derivatives (per Bbls)	61.44	45.51	60.08	46.38
Natural gas, without realized derivatives (per Mcf)	1.30	2.49	1.53	2.55
Natural gas, with realized derivatives (per Mcf)	1.35	2.45	1.59	2.52
Natural gas liquids (per Bbls)	31.26	22.23	28.06	20.99
Average price per Boe, without realized derivatives	47.58	36.62	47.17	37.47
Average price per Boe, with realized derivatives	46.79	36.39	45.33	37.08

Production:
Oil (MBbls)	6,763	4,342	18,269	11,653
Natural gas (MMcf) (1)	9,878	6,265	27,669	16,105
Natural gas liquids (MBbls) (1)	2,281	1,194	6,030	3,063
Total (MBoe)	10,690	6,581	28,911	17,402

Average daily production volume:
Oil (Bbls)	73,511	47,196	66,919	42,685
Natural gas (Mcf)	107,370	68,098	101,352	58,993
Natural gas liquids (Bbls)	24,793	12,978	22,088	11,220
Total (Boe)	116,196	71,534	105,901	63,744

(1)
Natural gas and NGLs sales and associated production volumes for the three and nine months ended September 30, 2018 reflect adjustments associated with our adoption of ASC 606, effective January 1, 2018, as discussed in Factors Affecting the Comparability of our Financial Condition and Results of Operations—Impact of ASC Topic 606 Adoption.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average realized oil price ($/Bbl)	$62.78	$45.80	$63.06	$46.91
Average NYMEX ($/Bbl)	$69.44	$48.20	$66.80	$49.36
Differential to NYMEX	$(6.66)	$(2.40)	$(3.74)	$(2.45)
Average realized oil price as a percentage of average NYMEX oil price	90%	95%	94%	95%
Average realized natural gas price ($/Mcf)	$1.30	$2.49	$1.53	$2.55
Average NYMEX ($/Mcf)	$2.87	$2.95	$2.85	$3.05
Differential to NYMEX	$(1.57)	$(0.46)	$(1.32)	$(0.50)
Average realized natural gas price as a percentage of average NYMEX gas price	45%	84%	54%	84%
Average realized NGLs price ($/Bbl)	$31.26	$22.23	$28.06	$20.99
Average NYMEX ($/Bbl)	$69.44	$48.20	$66.80	$49.36
Differential to NYMEX	$(38.18)	$(25.97)	$(38.74)	$(28.37)
Average realized NGLs price as a percentage of average NYMEX oil price	45%	46%	42%	43%
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues increased by $267.6 million, or 111%, to $508.7 million for the three months ended September 30, 2018 from $241.0 million for the three months ended September 30, 2017.

As shown in the following tables, from the three months ended September 30, 2017 to the three months ended September 30, 2018, the net dollar effect of the increase in oil and NGLs prices, as offset by the decrease in natural gas prices, was $123.6 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $144.0 million. Included in these changes are increases of $1.3 million and $7.2 million for natural gas and NGLs sales, respectively, which are related to the adoption of ASC 606 as discussed in Note 3—Revenue from Contracts With Customers to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “Factors Affecting the Comparability of our Financial Condition and Results of Operations-Impact of ASC Topic 606 Adoption.”

	Change in prices	Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$16.98	6,763	$114,801
Natural gas (per Mcf)	(1.19)	9,878	(11,788)
Natural gas liquids (per Bbls)	9.03	2,281	20,579
Total revenues due to change in price			$123,592

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	2,421	$45.80	$110,883
Natural gas (MMcf)	3,613	2.49	8,997
Natural gas liquids (MBbls)	1,087	22.23	24,168
Total revenues due to change in production volumes			$144,048

Our oil, natural gas and NGLs revenues increased by $711.6 million, or 109%, to $1,363.6 million for the nine months ended September 30, 2018 from $652.0 million for the nine months ended September 30, 2017.

As shown in the following tables, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, the net dollar effect of the increase in oil and NGLs prices, as offset by the decrease in natural gas prices, was $309.5 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $402.1 million. Included in these changes are increases of $4.3 million and $17.0 million for natural gas and NGLs sales, respectively, which are related to the adoption of ASC 606 for the nine months ended September 30, 2018 as discussed in Note 3—Revenue from Contracts With Customers to our condensed consolidated financial statements included elsewhere in this Quarterly Report and “Factors Affecting the Comparability of our Financial Condition and Results of Operations-Impact of ASC Topic 606 Adoption.”

	Change in prices	Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$16.15	$18,269	$294,925
Natural gas (per Mcf)	(1.02)	27,669	(28,059)
Natural gas liquids (per Bbls)	7.07	6,030	42,612
Total revenues due to change in price			$309,478

	Change in production volumes	Prior period average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	6,616	$46.91	$310,376
Natural gas (MMcf)	11,564	2.55	29,477
Natural gas liquids (MBbls)	2,967	20.99	62,281
Total revenues due to change in production volumes			$402,134

Operating expenses
The following table summarizes our expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses (in thousands):
Lease operating expenses	$39,777	$29,525	$104,513	$76,783
Transportation and processing costs	8,495	—	21,233	—
Production and ad valorem taxes	30,604	14,808	82,121	37,367
Depreciation, depletion and amortization	157,352	94,819	424,103	247,104
General and administrative expenses (1)	37,555	33,573	108,541	89,376
Exploration and abandonment costs	11,140	88	19,917	4,223
Acquisition costs	—	2,449	2	10,969
Accretion of asset retirement obligations	361	268	1,074	597
Other operating expenses	6,129	2,419	10,781	8,275
Total operating expenses	$291,413	$177,949	$772,285	$474,694

Expense per Boe(2):
Lease operating expenses	$3.72	$4.49	$3.61	$4.41
Transportation and processing costs	0.79	—	0.73	—
Production and ad valorem taxes	2.86	2.25	2.84	2.15
Depreciation, depletion and amortization	14.72	14.41	14.67	14.20
General and administrative expenses	3.51	5.10	3.75	5.14
Exploration and abandonment costs	1.04	0.01	0.69	0.24
Acquisition costs	—	0.37	—	0.63
Accretion of asset retirement obligations	0.03	0.04	0.04	0.03
Other operating expenses	0.57	0.37	0.37	0.48
Total operating expenses per Boe	$27.24	$27.04	$26.70	$27.28

(1)
General and administrative expenses include stock-based compensation expense of $4.7 million and $15.1 million for the three and nine months ended September 30, 2018, respectively, as compared to $5.2 million and $14.6 million for the three and nine months ended September 30, 2017, respectively.

(2)
All unit costs for the three and nine months ended September 30, 2018 reflect the adoption of ASC 606, which had the effect of increasing certain natural gas and NGLs volumes. In turn, the increase in natural gas and NGLs volumes effectively decreased unit costs by approximately 4%.

Lease operating expenses. Lease operating expenses were $39.8 million and $104.5 million for the three and nine months ended September 30, 2018, respectively, as compared to $29.5 million and $76.8 million for the three and nine months ended September 30, 2017, respectively. The increase is primarily due to the increase in the number of our operated and non-operated wells.
On a per Boe basis, lease operating expenses decreased $0.77 per Boe, or 17%, to $3.72 for the three months ended September 30, 2018 from $4.49 for the three months ended September 30, 2017. The decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells. The decrease in lease operating expenses per Boe is also partially attributable to a 62% increase in production period over period.
On a per Boe basis, lease operating expenses decreased $0.80 per Boe, or 18%, to $3.61 for the nine months ended September 30, 2018 from $4.41 for the nine months ended September 30, 2017. The decrease in lease operating expenses per Boe is partially attributable to a greater portion of our production coming from horizontal wells. The decrease in lease operating expenses per Boe is also partially attributable to a 66% increase in production period over period.

Transportation and processing costs. Transportation and processing costs were $8.5 million and $21.2 million for the three and nine months ended September 30, 2018, respectively. On a per Boe basis, transportation and processing costs were $0.79 and $0.73 per Boe for the three and nine months ended September 30, 2018, respectively. Transportation and processing costs represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements. Due to the adoption of ASC 606, we now report such costs separately. During the three and nine months ended September 30, 2017, these costs were included in our net natural gas and NGLs sales. Refer to Note 3—Revenue from Contracts with Customers—Impact of ASC Topic 606 Adoption in our condensed consolidated financial statements for additional discussion.
Production and ad valorem taxes. Production and ad valorem taxes were $30.6 million and $82.1 million for the three and nine months ended September 30, 2018, respectively, as compared to $14.8 million and $37.4 million for the three and nine months ended September 30, 2017, respectively. On a per Boe basis, production and ad valorem taxes increased from $2.25 per Boe for the three months ended September 30, 2017 to $2.86 per Boe for the three months ended September 30, 2018 and from $2.15 per Boe for the nine months ended September 30, 2017 to $2.84 per Boe for the nine months ended September 30, 2018.
Overall, for the three and nine months ended September 30, 2018, compared to the same periods in 2017, production taxes increased by approximately $13.2 million and $34.7 million, respectively, reflecting increased production volume and price during the periods and ad valorem taxes increased $2.6 million and $10.1 million over the same periods, reflecting higher property valuation assessments by local taxing authorities.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $157.4 million and $424.1 million for the three and nine months ended September 30, 2018, respectively, as compared to $94.8 million and $247.1 million for the three and nine months ended September 30, 2017, respectively.
These increases are largely attributable to acquisitions and development activity that resulted in a $2,245.7 million increase in costs subject to depletion as of September 30, 2018 as compared to September 30, 2017 and 62% and 66% increases in production during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These increases were partially offset by a 41% increase in total proved reserves and a 60% increase in proved developed reserves as of September 30, 2018, as compared to September 30, 2017.
On a per Boe basis, DD&A expense increased to $14.72 for the three months ended September 30, 2018 from $14.41 during the three months ended September 30, 2017, and DD&A expense increased to $14.67 during the nine months ended September 30, 2018 from $14.20 during the nine months ended September 30, 2017, in each case primarily due to the increase in production volumes and reserves discussed above.
General and administrative expenses. General and administrative expenses were $37.6 million and $108.5 million for the three and nine months ended September 30, 2018, respectively, as compared to $33.6 million and $89.4 million for the three and nine months ended September 30, 2017, respectively. The increase is primarily due to higher payroll and stock-based compensation expenses associated with the hiring of additional employees to manage our growing asset base, recent acquisitions and increased production. General and administrative expenses per Boe were $3.51 and $3.75 for the three and nine months ended September 30, 2018, respectively, as compared to $5.10 and $5.14 during the three and nine months ended September 30, 2017, respectively, in each case primarily as a result of production volume growth outpacing general and administrative expenses growth.
Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Leasehold abandonments	$9,996	$—	$18,319	$—
Geological and geophysical costs	1,094	(55)	1,404	3,661
Other	50	143	194	562
Total exploration and abandonment costs	$11,140	$88	$19,917	$4,223
During the three and nine months ended September 30, 2018, we recognized leasehold abandonment expenses of approximately $10.0 million and $18.3 million, which primarily relates to expiring non-contiguous acreage in the Midland Basin. No such expenses were incurred during the three and nine months ended September 30, 2017.

We recognized geological and geophysical (“G&G”) costs of $1.1 million and $1.4 million during the three and nine months ended September 30, 2018, respectively, as compared to ($0.1) million and $3.7 million during the three and nine months ended September 30, 2017, respectively. Our G&G costs consist of the expenses associated with acquiring and processing seismic data, geophysical data and core analysis, primarily relating to geoscientific analysis of our acreage. The decrease in G&G costs during the three and nine months ended September 30, 2018 reflects a reduction in our G&G related activity.
We recognized other exploration costs of $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively, as compared to $0.1 million and $0.6 million during the three and nine months ended September 30, 2017, respectively, which, in each case, are related to other exploration costs, which includes research and other similar costs.
Acquisition costs. During the three and nine months ended September 30, 2017, we incurred $2.4 million and $11.0 million, respectively, of acquisition costs which include non-recurring legal and other due diligence fees associated with certain acquisitions. During the three and nine months ended September 30, 2018, such acquisition costs were minimal.
Other operating expenses. During the three and nine months ended September 30, 2018, other operating expenses incurred during the normal course of business of our majority-owned subsidiary, Pacesetter, were $2.2 million and $6.9 million, respectively, as compared to $2.4 million and $7.2 million during the three and nine months ended September 30, 2017. As discussed in Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report, during the three months ended September 30, 2018, Pacesetter completed the sale of all of its physical assets.
In addition, we incurred idle charges, which constitute other operating expenses, of $3.9 million for the three and nine months ended September 30, 2018 and $1.1 million during the nine months ended September 30, 2017. The idle charges are a result of nonrecurring costs incurred associated with temporarily idled contracted assets and services. There was no such activity for the three months ended September 30, 2017.
Other income (expense)
The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other income (expense) (in thousands):
Interest expense, net	$(32,854)	$(22,879)	$(98,580)	$(64,979)
Gain on sale of property	1,383	—	6,438	—
Loss on early extinguishment of debt	—	—	—	(3,891)
(Loss) gain on derivatives	(22,514)	(61,955)	(42,773)	6,175
Change in TRA liability	—	—	(82)	(20,549)
Interest income	1,055	1,013	4,864	5,562
Other (loss) income	(76)	508	459	1,281
Total other expense, net	$(53,006)	$(83,313)	$(129,674)	$(76,401)
Interest expense, net. Interest expense, net for the three and nine months ended September 30, 2018 was $32.9 million and $98.6 million, respectively, as compared to $22.9 million and $65.0 million, respectively, for the three and nine months ended September 30, 2017. The increase resulted from increased weighted average debt outstanding, as discussed in Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Gain on sale of property. We recognized a gain on the sale of property of $1.4 million and $6.4 million during the three and nine months ended September 30, 2018, respectively, as discussed in Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report. We recognized no gain or loss on the sale of property during the three and nine months ended September 30, 2017.
Loss on early extinguishment of debt. We recorded a $3.9 million loss on early extinguishment of debt during the nine months ended September 30, 2017 due to the redemption of our then outstanding 7.500% senior unsecured notes due 2022 in

January 2017. There was no such activity for the three and nine months ended September 30, 2018 or the three months ended September 30, 2017.
(Loss) gain on derivatives. We recognized a loss on derivatives of $22.5 million and $42.8 million, during the three and nine months ended September 30, 2018, respectively, and a loss on derivatives of $62.0 million and a gain on derivatives of $6.2 million during the three and nine months ended September 30, 2017, respectively. The change during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, is primarily a result of higher commodity prices, which decreased the value of our derivative portfolio.
Change in TRA liability. We recorded a $0.1 million expense during the nine months ended September 30, 2018, associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2017. During the nine months ended September 30, 2017 we recorded a $20.5 million expense associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2016. During the three months ended September 30, 2018 and 2017, we recorded no change to the TRA liability.
Interest income. Interest income was $1.1 million and $4.9 million during the three and nine months ended September 30, 2018, respectively, as compared to $1.0 million and $5.6 million during the three and nine months ended September 30, 2017, respectively. The change during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, is a result of decreased dividend and interest income offset by increased amortization, which relates to our held to maturity securities, as discussed in Note 15—Disclosures about Fair Value of Financial Instruments.
Other (loss) income. Other income was $0.5 million, $1.3 million and $0.5 million for the three and nine months ended September 30, 2017 and the nine months ended September 30, 2018, respectively. Other loss was $0.1 million for the three months ended September 30, 2018. The decrease for the three months ended September 30, 2018, as compared to the same respective period in 2017 is attributable to an increase in income from our equity investment in Spraberry Production Services, LLC offset by decreases in other miscellaneous items. The decrease for the nine months ended September 30, 2018, as compared to the same respective period in 2017, is primarily attributable to a decrease in fair value adjustments associated with money market accounts as well as decreases in other miscellaneous items.
Income Tax Expense
During the three and nine months ended September 30, 2018, we recognized income tax expense of $32.5 million and $89.0 million, respectively. During the three and nine months ended September 30, 2017, we recognized income tax benefit of $5.1 million and income tax expense of $25.5 million, respectively. These changes were attributable to the changes in our results of operations, discussed above, as well as the impact of net income attributable to noncontrolling ownership interests and state income taxes.
Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capital expenditures	$444,314	$306,788	$1,345,511	$790,193
Our 2018 budget for capital development expenditures is approximately $1,650.0 million to $1,750.0 million. Approximately 85% to 90% of the budget is expected to be used for drilling and completions and approximately 10% to 15% of the budget is expected to be used for infrastructure and other expenditures. Our capital budget excludes any amounts that may be paid for acquisitions. For the year ended December 31, 2017, our aggregate drilling and completion expenditures were $1,049.6 million and our infrastructure and other expenditures were $157.8 million for a total of $1,207.4 million. The amount and timing of 2018 capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned 2018 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.

Based upon current oil and natural gas price expectations for fiscal year 2018, we believe that our cash on hand, cash flow from operations and borrowings under the Revolving Credit Agreement will be sufficient to fund our operations through 2018. However, as more fully described below, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. As of September 30, 2018, our liquidity was as follows (in millions):

Cash and cash equivalents	$167.8
Revolving Credit Agreement availability	991.3
Liquidity	$1,159.1
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$899,877	$492,421
Net cash used in investing activities	(1,273,057)	(2,880,228)
Net cash (used in) provided by financing activities	(13,189)	2,498,133
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $899.9 million and $492.4 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by operating activities increased primarily due to a $716.0 million increase in total revenues during the nine months ended September 30, 2018 over the nine months ended September 30, 2017 associated with increased production volumes and an overall increase in average realized prices. This was offset by a an increase in cash based operating expenses, including lease operating expenses, transportation and processing costs, production and ad valorem taxes, cash general and administrative expenses and acquisition costs associated with our increased asset base.
Cash flows used in investing activities. Net cash used in investing activities was approximately $1,273.1 million and $2,880.2 million for the nine months ended September 30, 2018 and 2017, respectively. The reduction in the amount of cash used in investing activities was due primarily to the $2,034.7 million decrease in acquisition costs during the nine months ended September 30, 2018 over the nine months ended September 30, 2017, offset by the $631.6 million increase in development costs related to our oil and natural gas properties during the nine months ended September 30, 2018 over the nine months ended September 30, 2017. Please refer to Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion related to acquisitions.

Cash flows (used in) provided by financing activities. Net cash used in financing activities was $13.2 million and net cash provided by financing activities was $2,498.1 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities decreased by $2,511.3 million during the nine months ended September 30, 2018 as a result of the Company not completing any debt or equity issuances in the period. During the nine months ended September 30, 2018, we had payments on long-term debt of $2.2 million and $10.9 million related to the vesting of RSUs and PSUs, respectively. During the nine months ended September 30, 2017, we received net proceeds from equity offerings of $2,123.3 million and net proceeds from debt offerings of $443.5 million, which were offset by payments on long-term debt of $68.4 million.
Capital Sources
Revolving Credit Agreement. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding the Revolving Credit Agreement.
6.250% Senior Unsecured Notes due 2024. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 6.250% senior unsecured notes due 2024.
5.375% Senior Unsecured Notes due 2025. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 5.375% senior unsecured notes due 2025.
5.250% Senior Unsecured Notes due 2025. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 5.250% senior unsecured notes due 2025.
5.625% Senior Unsecured Notes due 2027. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our 5.625% senior unsecured notes due 2027.
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
Working Capital
Our working capital totaled ($181.3) million and $307.4 million at September 30, 2018 and December 31, 2017, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents and short-term investments totaled $167.8 million and $703.5 million at September 30, 2018 and December 31, 2017, respectively. The $535.7 million decrease in cash and cash equivalents and short-term investments is primarily attributable to the development of our oil and natural gas properties as well as acquisitions described in Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Critical Accounting Policies and Estimates
There have not been any material changes during the nine months ended September 30, 2018 to the methodology applied by management for critical accounting policies previously disclosed in the Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report for further description of our critical accounting policies.
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

Contractual Obligations
We had no material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements and Sources of Liquidity—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below.
Firm Transportation and Crude Oil Sales Agreements. During the three months ended September 30, 2018, the Company entered into certain agreements providing for the transportation and/or sale of crude oil. Each of these agreements contains minimum volume commitments, some of which remain subject to the completion of certain pipeline systems. Satisfaction of these volume requirements includes volumes produced by the Company, and other third-party working, royalty, and overriding royalty interest owners whose volumes the Company markets on their behalf. The Company’s consolidated statements of operations reflects its share of costs related to firm transportation and crude oil sales. Subject to provisions that mitigate the potential impact of volume shortfalls, these agreements require the Company to pay deficiency fees if it fails to deliver the required volumes of crude oil.

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
We enter into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. We plan to continue our practice of entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at September 30, 2018, see Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
As of September 30, 2018, the fair market value of our oil and natural gas derivative contracts was a net liability of $50.0 million, including net deferred premium payables of $58.6 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of September 30, 2018, the fair market value of our oil derivative contracts was a net liability of $50.1 million. Based on our open oil derivative positions at September 30, 2018, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $27.4 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $20.1 million. As of September 30, 2018, the fair market value of our natural gas derivative contracts was a net asset of less than $0.1 million. Based on our open gas derivative positions at September 30, 2018, a 10% increase or decrease in the NYMEX Henry Hub price would have a nominal impact. Please read “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Prices on the Sale of Oil, Natural Gas, and NGLs.”
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

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of September 30, 2018, we had $2.2 billion (excluding capital lease obligations) of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.6%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to changes in interest rates as a result of the Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of September 30, 2018, however, we had no outstanding borrowings under the Revolving Credit Agreement and therefore an increase in interest rates will not result in increased interest expense until such time that we determine to make borrowings under the Revolving Credit Agreement. We are also exposed to interest rate risk related to our interest-bearing cash and cash equivalents and short-term investment balances. As of September 30, 2018, our cash and cash equivalents and short-term investments totaled $167.8 million, approximately 61% of which was invested in money market funds and commercial paper with major financial institutions. A change in the interest rate applicable to the Revolving Credit Agreement or short-term investments would have a de minimis impact.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to our repurchases of shares of Class A Common Stock during the three months ended September 30, 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2018	2,189	$31.90	—	$—
August 2018	—	$—	—	$—
September 2018	—	$—	—	$—
Total	2,189	$31.90	—	$—

(1)	Consists of shares of Class A Common Stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Parsley Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on June 4, 2014).

3.2	Amended and Restated Bylaws of Parsley Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 30, 2018).
10.1†
Employment, Confidentiality and Non-Competition Agreement, dated September 26, 2018, by and between Parsley Energy Operations, LLC and David Dell’Osso (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on September 26, 2018).

10.2†
Indemnification Agreement, dated September 26, 2018, by and between Parsley Energy, Inc. and David Dell’Osso (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on September 26, 2018).

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

PARSLEY ENERGY, INC.

November 2, 2018	By:	/s/ Bryan Sheffield
Bryan Sheffield
Chairman and Chief Executive Officer (Principal Executive Officer)

November 2, 2018	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)