Form 10-Q
period 2019-06-30
Parsley Energy, Inc.
filed 2019-08-08
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-36463

PARSLEY ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction
of incorporation or organization)

303 Colorado Street, Suite 3000
Austin, Texas
(Address of principal executive offices)
46-4314192
(I.R.S. Employer
Identification No.)

78701
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 8, 2019, the registrant had 281,116,921 shares of Class A common stock and 35,538,145 shares of Class B common stock outstanding.

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

(29)
Parsley LLC Agreement. The Limited Liability Company Agreement of Parsley LLC, dated June 11, 2013, thereafter amended and restated by the Second Amended and Restated Limited Liability Company Agreement, dated May 29, 2014, thereafter amended and restated by the Third Amended and Restated Limited Liability Company Agreement, dated February 20, 2019, thereafter amended and restated by the Fourth Amended and Restated Limited Liability Company Agreement, dated July 22, 2019, as in effect as of the applicable date.

(30)	PE Units. The single class of units that represents the membership interests in Parsley Energy, LLC.

(31)	Proved developed reserves. Proved reserves that can be expected to be recovered:

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

PART I: FINANCIAL INFORMATION
Item 1:  Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,099	$163,216
Accounts receivable, net of allowance for doubtful accounts:
Joint interest owners and other	30,273	39,564
Oil, natural gas and NGLs	158,917	136,209
Related parties	892	94
Short-term derivative instruments, net	134,103	191,297
Other current assets	7,420	10,332
Total current assets	395,704	540,712
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	10,675,629	9,948,246
Accumulated depreciation, depletion and impairment	(1,647,036)	(1,295,098)
Total oil and natural gas properties, net	9,028,593	8,653,148
Other property, plant and equipment, net	188,144	170,739
Total property, plant and equipment, net	9,216,737	8,823,887
NONCURRENT ASSETS
Operating lease assets, net of accumulated depreciation	179,066	—
Long-term derivative instruments, net	39,750	20,124
Other noncurrent assets	6,809	6,640
Total noncurrent assets	225,625	26,764
TOTAL ASSETS	$9,838,066	$9,391,363

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$423,145	$364,803
Revenue and severance taxes payable	132,131	127,265
Short-term derivative instruments, net	150,427	152,330
Current operating lease liabilities	79,719	—
Other current liabilities	3,846	4,547
Total current liabilities	789,268	648,945
NONCURRENT LIABILITIES
Long-term debt	2,221,355	2,181,667
Deferred tax liability	156,159	131,523
Operating lease liability	102,479	—
Payable pursuant to tax receivable agreement	71,077	68,110
Long-term derivative instruments, net	40,485	16,633
Asset retirement obligations	26,948	24,750
Financing lease liability	2,294	—
Total noncurrent liabilities	2,620,797	2,422,683
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 282,134,006 shares issued and 281,116,921 shares outstanding at June 30, 2019 and 280,827,038 shares issued and 280,205,293 shares outstanding at December 31, 2018	2,821	2,808
Class B, $0.01 par value, 125,000,000 shares authorized, 35,538,145 and 36,547,731 shares issued and outstanding at June 30, 2019 and December 31, 2018	356	366
Additional paid in capital	5,190,453	5,163,987
Retained earnings	504,517	412,646
Treasury stock, at cost, 1,017,085 shares and 621,745 shares at June 30, 2019 and December 31, 2018	(17,401)	(11,749)
Total stockholders' equity	5,680,746	5,568,058
Noncontrolling interests	747,255	751,677
Total equity	6,428,001	6,319,735
TOTAL LIABILITIES AND EQUITY	$9,838,066	$9,391,363
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
REVENUES
Oil sales	$458,888	$396,325	$827,014	$727,428
Natural gas sales	141	12,235	14,593	29,659
Natural gas liquids sales	38,312	57,275	82,097	97,895
Other	1,200	1,953	2,508	5,547
Total revenues	498,541	467,788	926,212	860,529
OPERATING EXPENSES
Lease operating expenses	42,696	35,904	83,868	64,736
Transportation and processing costs	6,608	6,471	14,865	12,738
Production and ad valorem taxes	30,744	27,331	58,151	51,517
Depreciation, depletion and amortization	198,563	145,552	372,286	266,751
General and administrative expenses (including stock-based compensation of $4,976 and $5,363 for the three months ended June 30, 2019 and 2018 and $10,298 and $10,432 for the six months ended June 30, 2019 and 2018)	34,907	35,991	72,944	70,986
Exploration and abandonment costs	72	3,366	23,066	8,777
Acquisition costs	—	(2)	—	2
Accretion of asset retirement obligations	353	359	698	713
Gain on sale of property	—	(5,166)	—	(5,055)
Restructuring and other termination costs	1,562	—	1,562	—
Other operating expenses	2,199	2,477	1,388	4,652
Total operating expenses	317,704	252,283	628,828	475,817
OPERATING INCOME	180,837	215,505	297,384	384,712
OTHER INCOME (EXPENSE)
Interest expense, net	(33,597)	(33,758)	(66,599)	(65,726)
Gain (loss) on derivatives	19,561	(9,466)	(100,126)	(20,259)
Change in TRA liability	—	—	—	(82)
Interest income	103	1,686	394	3,809
Other income	715	234	773	535
Total other expense, net	(13,218)	(41,304)	(165,558)	(81,723)
INCOME BEFORE INCOME TAXES	167,619	174,201	131,826	302,989
INCOME TAX EXPENSE	(32,625)	(33,243)	(24,835)	(56,568)
NET INCOME	134,994	140,958	106,991	246,421
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19,059)	(21,803)	(15,120)	(44,376)
NET INCOME ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$115,935	$119,155	$91,871	$202,045

Net income per common share:
Basic	$0.41	$0.44	$0.33	$0.76
Diluted	$0.41	$0.44	$0.33	$0.76
Weighted average common shares outstanding:
Basic	279,706	272,239	279,253	266,479
Diluted	279,768	272,846	279,363	267,043
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interests	Total equity
	(In thousands)
Balance at December 31, 2018	280,827	36,548	$2,808	$366	$5,163,987	$412,646	622	$(11,749)	$5,568,058	$751,677	$6,319,735
Exchange of PE Units and Class B Common Stock for Class A Common Stock	420	(420)	4	(4)	6,277	—	—	—	6,277	(6,277)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(571)	—	—	—	(571)	—	(571)
Distribution to owners from consolidated subsidiary	—	—	—	—	—	—	—	—	—	(603)	(603)
Vesting of restricted stock units	279	—	3	—	(3)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	291	(5,309)	(5,309)	—	(5,309)
Restricted stock forfeited	—	—	—	—	(267)	—	45	—	(267)	—	(267)
Stock-based compensation	—	—	—	—	5,589	—	—	—	5,589	—	5,589
Net income	—	—	—	—	—	(24,064)	—	—	(24,064)	(3,939)	(28,003)
Balance at March 31, 2019	281,526	36,128	$2,815	$362	$5,175,012	$388,582	958	$(17,058)	$5,549,713	$740,858	$6,290,571
Exchange of PE Units and Class B Common Stock for Class A Common Stock	590	(590)	6	(6)	12,662	—	—	—	12,662	(12,662)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(2,197)	—	—	—	(2,197)	—	(2,197)
Vesting of restricted stock units	18	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	18	(343)	(343)	—	(343)
Restricted stock forfeited	—	—	—	—	(676)	—	41	—	(676)	—	(676)
Stock-based compensation	—	—	—	—	5,652	—	—	—	5,652	—	5,652
Net income	—	—	—	—	—	115,935	—	—	115,935	19,059	134,994
Balance at June 30, 2019	282,134	35,538	$2,821	$356	$5,190,453	$504,517	1,017	$(17,401)	$5,680,746	$747,255	$6,428,001
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interests	Total equity
	(In thousands)
Balance at December 31, 2017	252,420	62,128	$2,524	$622	$4,666,365	$43,519	159	$(735)	$4,712,295	$1,168,411	$5,880,706
Exchange of PE Units and Class B Common Stock for Class A Common Stock	13,396	(13,396)	135	(135)	255,398	—	—	—	255,398	(255,398)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(15,123)	—	—	—	(15,123)	—	(15,123)
Issuance of restricted stock	750	—	8	—	(8)	—	—	—	—	—	—
Vesting of restricted stock units	886	—	8	—	(8)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	279	(6,465)	(6,465)	—	(6,465)
Restricted stock forfeited	—	—	—	—	(40)	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	—	—	5,109	—	—	—	5,109	—	5,109
Conversion of restricted stock units to restricted stock awards	1,098	—	11	—	(11)	—	—	—	—	—	—
Net income	—	—	—	—	—	82,890	—	—	82,890	22,573	105,463
Balance at March 31, 2018	268,550	48,732	$2,686	$487	$4,911,682	$126,409	438	$(7,200)	$5,034,064	$935,586	$5,969,650
Exchange of PE Units and Class B Common Stock for Class A Common Stock	11,480	(11,480)	114	(114)	217,463	—	—	—	217,463	(217,463)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(11,418)	—	—	—	(11,418)	—	(11,418)
Issuance of restricted stock	52	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	24	—	1	—	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	150	(4,406)	(4,406)	—	(4,406)
Restricted stock forfeited	—	—	—	—	(205)	—	—	—	(205)	—	(205)
Stock-based compensation	—	—	—	—	5,568	—	—	—	5,568	—	5,568
Net income	—	—	—	—	—	119,155	—	—	119,155	21,803	140,958
Balance at June 30, 2018	280,106	37,252	$2,801	$373	$5,123,089	$245,564	588	$(11,606)	$5,360,221	$739,926	$6,100,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,991	$246,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	372,286	266,751
Leasehold abandonments and impairments	22,189	8,323
Accretion of asset retirement obligations	698	713
Gain on sale of property	—	(5,055)
Stock-based compensation	10,298	10,432
Deferred income tax expense	24,835	56,568
Change in TRA liability	—	82
Loss on derivatives	100,126	20,259
Net cash paid for derivative settlements	(15,111)	(7,211)
Net cash paid for option premiums	(23,609)	(26,330)
Other	1,623	2,001
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,417)	(42,993)
Accounts receivable—related parties	(798)	147
Other current assets	7,245	(31,419)
Other noncurrent assets	(805)	(318)
Accounts payable and accrued expenses	18,465	(32,213)
Revenue and severance taxes payable	4,866	24,823
Net cash provided by operating activities	615,882	490,981
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(737,194)	(854,228)
Acquisitions of oil and natural gas properties	(24,591)	(56,014)
Additions to other property and equipment	(27,911)	(48,047)
Proceeds from sales of property, plant and equipment	37,893	42,553
Maturity of short-term investments	—	49,627
Other	4,489	35,018
Net cash used in investing activities	(747,314)	(831,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	352,000	—
Payments on long-term debt	(312,000)	(1,461)
Payments on financing lease obligations	(1,430)	—
Debt issuance costs	—	(45)
Repurchase of common stock	(5,652)	(10,871)
Distributions to owners from consolidated subsidiary	(603)	—
Net cash provided by (used in) financing activities	32,315	(12,377)
Net decrease in cash, cash equivalents and restricted cash	(99,117)	(352,487)
Cash, cash equivalents and restricted cash at beginning of period	163,216	554,189
Cash, cash equivalents and restricted cash at end of period	$64,099	$201,702
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$(58,164)	$(64,047)
Cash received for income taxes	$240	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$1,208	$940
Additions to oil and natural gas properties - change in capital accruals	$41,124	$46,969
Net premiums on options that settled during the period	$(19,748)	$(34,598)
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
NOTE 2. SUMMARY OF ACCOUNTING POLICIES
These condensed consolidated financial statements include the accounts of (i) the Company, (ii) Parsley Energy, LLC, a direct majority owned subsidiary of the Company (“Parsley LLC”), (iii) the direct and indirect wholly owned subsidiaries of Parsley LLC, and (iv) Pacesetter Drilling, LLC (“Pacesetter”), an indirect majority owned subsidiary of Parsley LLC, of which Parsley LLC owns, indirectly, a 63.0% interest. Parsley LLC also owns, indirectly, a 42.5% noncontrolling interest in Spraberry Production Services, LLC (“SPS”). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intracompany balances and transactions have been eliminated.
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
The interim data includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2019.
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
Accounts Receivable
The Company had an allowance for doubtful accounts of $2.8 million at each of June 30, 2019 and December 31, 2018.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current presentation. Such reclassifications had no effect on the Company’s previously reported net income, earnings per share, cash flows or retained earnings.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements not yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements as the Company does not have a history of material credit losses.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20 Leases (Topic 842). The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the standard for the comparative periods. The Company adopted the standard on January 1, 2019 using the modified retrospective transition approach and used the effective date as the Company’s date of initial application.
The standard provides a number of optional practical expedients in transition. The Company has elected to apply the practical expedient to use hindsight with respect to determining lease term and in assessing any impairment of ROU assets for existing leases. The Company did not elect to apply the “package practical expedients.” The standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has elected the practical expedient to not separate lease and non-lease components for all of its leases other than leases of vehicles.
Adoption of the standard resulted in the Company recording additional operating net ROU assets and lease liabilities of $143.9 million. The current portion of the operating lease liability is included in Current operating lease liabilities and the noncurrent portion of the operating lease liability is included in Operating lease liabilities on the Company’s condensed consolidated balance sheets. Balances associated with finance leases have been reclassified to include the current portion in Other current liabilities and the noncurrent portion in Financing lease liabilities on the Company’s condensed consolidated balance sheets. The adoption of this standard did not materially impact the Company’s consolidated statements of operations or cash flows. Please refer to Note 9—Leases for additional discussion.
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
Natural Gas and NGLs Sales
Under the Company’s natural gas processing contracts, it delivers natural gas to a midstream processing company at the wellhead or the inlet of the midstream processing company’s system. The midstream processing company gathers and processes the natural gas and remits proceeds to the Company for the resulting natural gas and NGLs sales. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction, which includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party is its customer, the Company recognizes revenue on a gross basis, with transportation and processing fees presented as Transportation and processing costs on the Company’s condensed consolidated statements of operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at the inlet of the plant, meaning that the Company is the agent and the midstream processing company is the Company’s customer, the Company recognizes natural gas and NGLs sales based on the net amount of proceeds received from the midstream processing company. The Company has also determined that losses associated with shrinkage and line loss (“FL&U”) occur prior to the change in control. As a result, natural gas and NGLs sales are presented net of FL&U costs. Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. For the three months ended June 30, 2019, the applicable line items on the condensed consolidated statements of operations include $8.3 million of NGLs sales completed at the plant inlet. For the three months ended June 30, 2019, there were no natural gas sales completed at the plant inlet. For the six months ended June 30, 2019, the applicable line items on the condensed consolidated statements of operations include $2.9 million and $15.5 million of natural gas and NGLs sales, respectively, completed at the plant inlet. For the three and six months ended June 30, 2018, the applicable line items on the condensed consolidated statements of operations include $3.9 million and $16.3 million of natural gas and $8.6 million and $26.8 million of NGLs sales, respectively, completed at the plant inlet.

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
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date production is delivered, and as a result the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For each of the three and six months ended June 30, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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
Oil Production Derivative Activities
The Company’s material physical sales contracts governing its oil production are typically correlated with NYMEX WTI, including Cushing, Midland, Magellan East Houston (“MEH”) and Brent oil prices. The Company uses put spread options, three-way collars and two-way collars to manage oil price volatility. The Company uses basis swap contracts to reduce basis risk between NYMEX WTI prices and the actual index prices at which the oil is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2019, the Company had the following outstanding oil derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

Put spreads(1)	Six Months Ending December 31, 2019			Year Ending December 31, 2020
	Cushing	Midland	MEH	Cushing	Midland	MEH
Volume (MBbls)	3,600	900	900	—	—	900
Long put price (per Bbl)	$57.29	$60.00	$60.00	$—	$—	$70.00
Short put price (per Bbl)	$47.29	$50.00	$50.00	$—	$—	$60.00

Three-way collars	Six Months Ending December 31, 2019				Year Ending December 31, 2020
	Cushing	Midland	MEH	Brent	Cushing	Midland	MEH	Brent
Volume (MBbls)	4,800	900	600	—	—	1,200	12,000	600
Short call price (per Bbl)	$72.69	$64.65	$75.00	$—	$—	$77.50	$76.03	$75.00
Long put price (per Bbl)	$51.88	$50.00	$60.00	$—	$—	$61.25	$59.40	$62.00
Short put price (per Bbl)	$42.81	$45.00	$50.00	$—	$—	$51.25	$49.40	$52.00

Two-way collars	Six Months Ending December 31, 2019
Cushing
Volume (MBbls)	3,900
Short call price (per Bbl)	$58.32
Long put price (per Bbl)	$54.53

Basis swaps	Six Months Ending December 31, 2019		Year Ending December 31, 2020
	Volume (MBbls)	Basis Differential (per Bbl)	Volume (MBbls)	Basis Differential (per Bbl)
Basis swap - Midland - Cushing index(2)	6,600	$(1.21)	900	$0.25
Basis swap - Houston - Cushing index(2)	390	$5.10	—	$—

(1)	Excludes 3,000 notional MBbls with a fair value of $13.9 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Swaps that fix the basis differentials representing the index prices at which the Company sells its oil produced in the Permian Basin less the Cushing price.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

Three-way collars	Six Months Ending December 31, 2019
	Henry Hub
Volume (MMbtu)	6,000,000
Short call price (per MMbtu)	$3.93
Long put price (per MMbtu)	$3.00
Short put price (per MMbtu)	$2.50

	Volume (MMbtu)	Basis Differential (per MMbtu)
Basis swap - Waha (1)	6,000,000	$(1.71)

(1)	Swaps that fix the basis differentials representing the index prices at which the Company sells its natural gas produced in the Permian Basin less the Henry Hub price.

Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Changes in fair value of derivative instruments	$28,016	(2,447)	$(83,332)	(10,367)
Net derivative settlements	(8,455)	(7,019)	(16,794)	(9,892)
Gain (loss) on derivatives	$19,561	$(9,466)	$(100,126)	$(20,259)

Net premiums on options that settled during the period (1)	$(10,232)	$(18,072)	$(19,748)	$(34,598)

(1)
The net premiums on options that settled during the period represents the cumulative cost of premiums paid and received on positions purchased and sold, which expired during the current period. These amounts are included in Gain (loss) on derivatives on the Company’s consolidated statements of operations.

The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 17—Disclosures About Fair Value of Financial Instruments. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During each of the three and six months ended June 30, 2019 and 2018, the Company did not receive or post any material margins in connection with collateralizing its derivative positions.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
June 30, 2019
Derivative assets with right of offset or master netting agreements	$187,799	$(13,946)	$173,853
Derivative liabilities with right of offset or master netting agreements	(204,858)	13,946	(190,912)

December 31, 2018
Derivative assets with right of offset or master netting agreements	$236,431	$(25,010)	$211,421
Derivative liabilities with right of offset or master netting agreements	(193,973)	25,010	(168,963)

Concentration of Credit Risk
The Company believes that it has limited credit risk with respect to its exchange-traded contracts, as such contracts are subject to financial safeguards and transaction guarantees through NYMEX. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with large multinational financial institutions with investment grade credit ratings or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of June 30, 2019 and December 31, 2018 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company enters into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. If the Company believes a counterparty’s creditworthiness has declined or is suspect, it may seek to novate the applicable ISDA Agreement to another financial institution that has an ISDA Agreement in place with the Company. The Company did not incur any losses due to counterparty nonperformance during the three and six months ended June 30, 2019 or the year ended December 31, 2018.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	June 30, 2019	December 31, 2018
Oil and natural gas properties:
Subject to depletion	$7,594,669	$6,659,444
Not subject to depletion
Incurred in 2019	310,549	—
Incurred in 2018	402,583	677,920
Incurred in 2017 and prior	2,367,828	2,610,882
Total not subject to depletion	3,080,960	3,288,802
Oil and natural gas properties, successful efforts method	10,675,629	9,948,246
Less accumulated depreciation, depletion and impairment	(1,647,036)	(1,295,098)
Total oil and natural gas properties, net	9,028,593	8,653,148
Other property, plant and equipment	231,006	206,662
Less accumulated depreciation	(42,862)	(35,923)
Other property, plant and equipment, net	188,144	170,739
Total property, plant and equipment, net	$9,216,737	$8,823,887

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects.
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties and mineral interests are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $194.0 million and $363.9 million for the three and six months ended June 30, 2019, respectively, and $141.9 million and $259.5 million for the three and six months ended June 30, 2018, respectively. The Company had no exploratory wells in progress at June 30, 2019 or December 31, 2018.
NOTE 6. ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three and six months ended June 30, 2019, the Company incurred costs of $10.8 million and $24.6 million, respectively, related to the purchase of leasehold acreage. During the three and six months ended June 30, 2019, the Company reflected $4.8 million and $16.5 million, respectively, as part of costs not subject to depletion and $6.0 million and $8.1 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.
During the three and six months ended June 30, 2018, the Company incurred costs of $28.6 million and $56.0 million, respectively, related to the acquisition of leasehold acreage. During the three and six months ended June 30, 2018, the Company reflected $27.0 million and $50.9 million, respectively, as part of costs not subject to depletion and $1.6 million and $5.1 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.
During each of the three and six months ended June 30, 2019 and 2018, the Company exchanged certain leasehold acreage and oil and natural gas properties with third parties, with no gain or loss recognized.
Divestitures
During the three and six months ended June 30, 2019, the Company closed sales of certain leasehold acreage for proceeds of $20.4 million and $37.9 million, including customary purchase price adjustments. Upon closing these sales, the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC Topic 932, Extractive Activities—Oil and Gas (“ASC 932”).
During the three months ended June 30, 2018, the Company closed the sale of certain surface and mineral acreage for proceeds of $34.4 million, subject to customary purchase price adjustments, which was considered a receivable as of June 30, 2018 and is included in other current assets on the Company’s consolidated balance sheets and as other investing activities on the Company’s consolidated statements of cash flows. The Company recognized a $5.2 million gain on the sale.
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
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2019 (in thousands):

June 30, 2019
Asset retirement obligations, beginning of period	$26,884
Additional liabilities incurred	519
Accretion expense	698
Liabilities settled upon plugging and abandoning wells	(482)
Disposition of wells	(169)
Revision of estimates	689
Asset retirement obligations, end of period	$28,139

NOTE 8. DEBT
The Company’s debt consisted of the following as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Revolving Credit Agreement due 2021	$40,000	$—
6.250% senior unsecured notes due 2024	400,000	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	450,000
5.625% senior unsecured notes due 2027	700,000	700,000
Capital leases(1)	—	4,202
Total debt	2,240,000	2,204,202
Debt issuance costs on senior unsecured notes	(21,183)	(22,918)
Premium on senior unsecured notes	2,538	2,796
Less: current portion of debt	—	(2,413)
Total long-term debt	$2,221,355	$2,181,667

(1)
As a result of the implementation of ASU No. 2016-02, Leases (Topic 842), as of June 30, 2019, capital leases have been reclassified to include the current portion in Other current liabilities and the noncurrent portion in Financing lease liabilities on the Company’s condensed consolidated balance sheets.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Agreement
On April 23, 2019, Parsley LLC, as borrower, the Company, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Seventh Amendment (the “Seventh Amendment”) to the Revolving Credit Agreement. The Seventh Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the borrowing base under the Revolving Credit Agreement from $2.3 billion to $2.7 billion (although the aggregate elected commitments of the lenders under the Revolving Credit Agreement remained at $1.0 billion), (ii) increase the Aggregate Maximum Credit Amounts (as defined in the Revolving Credit Agreement) from $2.5 billion to $5.0 billion, (iii) reduce the minimum title coverage requirement from 85% to 80% of the total value of each of (a) Parsley LLC’s and its restricted subsidiaries’ proved oil and gas properties and (b) Parsley LLC’s and its restricted subsidiaries’ proved, developed and producing reserves, in each case, as evaluated in the most recent reserve report, (iv) provide additional flexibility, subject to certain conditions, to redeem any senior notes or permitted refinancing debt and to make restricted payments, (v) provide additional flexibility, subject to certain conditions, to incur any senior notes or permitted refinancing debt in a principal amount in excess of the aggregate principal amount of senior notes or such permitted refinanced debt without a reduction in the borrowing base, (vi) provide enhanced flexibility, subject to certain conditions, to make investments in and dispose of certain midstream assets, (vii) remove certain affirmative covenants, and (viii) provide, subject to certain conditions, for additional cash netting in determining Parsley LLC’s and its subsidiaries’ compliance with the consolidated leverage ratio financial covenant under the Revolving Credit Agreement.
As of June 30, 2019, the borrowing base under the Revolving Credit Agreement was $2.7 billion with a commitment level of $1.0 billion. Parsley LLC had $40.0 million in borrowings outstanding at an interest rate of 3.67% and $8.7 million in letters of credit outstanding at a weighted average interest rate of 1.25%, resulting in $951.3 million of availability under the Revolving Credit Agreement as of June 30, 2019. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
Covenant Compliance
The Revolving Credit Agreement and the indentures governing the 5.625% senior unsecured notes due 2027 (the “2027 Notes”), the 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”), the 5.375% senior unsecured notes due 2025 (the “2025 Notes”), and the 6.250% senior unsecured notes due 2024 (the “2024 Notes” and, together with the 2027 Notes, the New 2025 Notes and the 2025 Notes, the “Notes”) limit the Company’s ability and the ability of certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict its restricted subsidiaries from issuing dividends or making other payments to the Company; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default (as defined in the indentures) has occurred and is continuing, many of the foregoing covenants pertaining to the Notes will be suspended. If the ratings on the Notes were to subsequently decline to below investment grade, the suspended covenants would be reinstated.
As of June 30, 2019, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Expense
The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash payments for interest	$27,671	$34,592	$58,164	$64,047
Change in interest accrual	4,869	(1,890)	6,322	(437)
Amortization of deferred loan origination costs	1,186	1,185	2,371	2,374
Amortization of bond premium	(129)	(129)	(258)	(258)
Total interest expense, net	$33,597	$33,758	$66,599	$65,726

NOTE 9. LEASES
The Company has entered into operating leases for drilling rigs, real estate, and other field and office equipment, as well as finance leases for vehicles. The Company’s leases have remaining lease terms of up to 26 years, some of which include options to extend for up to 14 years, and some of which include options to terminate within one year. The exercise of lease renewal and termination options are at the Company’s sole discretion. For purposes of calculating operating lease liabilities, the Company’s leases are deemed not to include an option to extend the lease term until it is reasonably certain that the Company will exercise that option. Certain of the Company’s finance leases also include an option to purchase the leased asset.
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
ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. The lease payments represent gross payments to vendors which, for certain of the Company’s operating assets, are offset by amounts received from other working interest owners. Because the majority of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. The Company has operating lease agreements with lease and non-lease components that are accounted for as a single lease component. For vehicle leases, the Company accounts for the lease and non-lease components separately. The Company subleases certain of its real estate to third parties for office and parking space.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes lease costs on a straight-line basis over the term of the lease. The depreciable life of assets is limited by the non-cancellable term of the lease, unless there is a transfer of title or purchase option reasonably certain of exercise. The components of the Company’s lease costs as of June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease costs:
Amortization of right-of-use assets	$761	$1,442
Interest on lease liabilities	69	129
Operating lease costs(1)	24,578	48,006
Short-term lease costs(2)	5,674	11,721
Variable lease costs(3)	4,711	8,449
Sublease income	(129)	(226)
Total lease costs	$35,664	$69,521

(1)
For the three and six months ended June 30, 2019, operating lease costs are included in the following line items on the Company’s condensed consolidated financial statements: $18.2 million and $37.7 million, respectively, are capitalized as part of Oil and natural gas properties; $2.6 million and $5.2 million, respectively, are included in General and administrative expenses; $1.7 million and $3.0 million, respectively, are included in Lease operating expenses; and $2.0 million and $2.0 million, respectively, are included in Other operating expenses.

(2)
Short-term lease costs represent costs related to leases with a contract term of one year or less. For the three and six months ended June 30, 2019, short-term lease costs are included in the following line items on the Company’s condensed consolidated financial statements: $0.3 million and $3.1 million, respectively, are capitalized as part of Oil and natural gas properties and $5.4 million and $8.6 million, respectively, are included in Lease operating expenses.

(3)
Variable lease payments that are not dependent on an index or rate are not included in the lease liability or ROU assets. For the three months ended June 30, 2019, variable lease costs are included in the following line items on the Company’s condensed consolidated financial statements: $2.0 million and $4.4 million, respectively, are capitalized as part of Oil and natural gas properties and $2.8 million and $4.1 million, respectively, are included in General and administrative expenses.

Supplemental cash flow information related to the Company’s leases as of June 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,181
Investing cash flows from operating leases	$38,137
Operating cash flows from finance leases	$129
Financing cash flows from finance leases	$1,430

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$96,339
Finance leases	$2,618

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to the Company’s leases as of June 30, 2019 was as follows (in thousands):

Operating leases
Assets
Operating lease assets, net of accumulated depreciation	$179,066
Liabilities
Current operating lease liabilities	(79,719)
Operating lease liability	(102,479)
Total operating lease liabilities	$(182,198)

Finance leases
Assets
Property and equipment, gross	$9,964
Accumulated depreciation	(5,065)
Property and equipment, net	$4,899
Liabilities
Other current liabilities	$(2,656)
Financing lease liability	(2,294)
Total finance liabilities	$(4,950)

Weighted average remaining lease term (in years)
Operating leases	3.0
Finance leases	2.1

Weighted average discount rate
Operating leases	4.7%
Finance leases	5.5%

Maturities of Lease Liabilities
Maturities of the Company’s lease liabilities as of June 30, 2019 were as follows (in thousands):

	Operating leases	Finance leases
2019	$44,724	$1,528
2020	71,877	2,343
2021	41,654	1,187
2022	16,093	184
2023	8,616	13
Thereafter	12,698	—
Total lease payments	$195,662	$5,255
Less imputed interest	(13,464)	(305)
Total lease obligations	$182,198	$4,950
Less: Current obligations	$(79,719)	$(2,656)
Long-term lease obligations	$102,479	$2,294

In addition, during the six months ended June 30, 2019, the Company had entered into a contract for a 12-year real estate lease that will commence between fiscal years 2021 and 2022. On commencement of the lease, the Company will record an additional operating lease liability of approximately $171.0 million.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018, minimum future contractual payments for long-term operating leases under the scope of ASC 840 were as follows (in thousands):

	Operating leases (1)	Finance leases
2019	$71,998	$2,413
2020	39,403	1,288
2021	26,658	436
2022	22,473	51
2023	21,822	14
Thereafter	148,508	—
Total lease payments	$330,862	$4,202

(1)	Operating leases included minimum future contractual payments for long-term operating leases that have not commenced.
NOTE 10. EQUITY
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”)), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For each of the three and six months ended June 30, 2019 and 2018, Class B common stock was not recognized in dilutive EPS calculations as the effect would have been antidilutive.
The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income attributable to Parsley Energy, Inc. Stockholders	$115,935	$119,155	$91,871	$202,045
Denominator:
Basic weighted average shares outstanding	279,706	272,239	279,253	266,479
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.41	$0.44	$0.33	$0.76
Diluted EPS
Numerator:
Net income attributable to Parsley Energy, Inc. Stockholders	115,935	119,155	91,871	202,045
Diluted net income attributable to Parsley Energy, Inc. Stockholders	$115,935	$119,155	$91,871	$202,045
Denominator:
Basic weighted average shares outstanding	279,706	272,239	279,253	266,479
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	62	607	110	564
Diluted weighted average shares outstanding (1)	279,768	272,846	279,363	267,043
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.41	$0.44	$0.33	$0.76

(1)
As of June 30, 2019 and 2018, there were 1,148,747 and 1,356,522 shares or units of performance-based restricted awards, respectively, that could vest in the future based on predetermined performance and market goals. These awards were not included in the computation of EPS for either the three and six months ended June 30, 2019 or 2018 because the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.
Noncontrolling Interests
During the six months ended June 30, 2019, certain holders of PE Units (“PE Unit Holders”), including an officer of the Company, exercised their rights to exchange PE Units under the Parsley LLC Agreement, collectively electing to exchange 1,009,586 PE Units (and a corresponding number of shares of Class B common stock) for 1,009,586 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”). In turn, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A common stock directly to each of the exchanging PE Unit Holders in satisfaction of their elections. As a result of these exchanges of PE Units (and corresponding shares of Class B common stock) for shares of Class A common stock during the six months ended June 30, 2019, the Company’s ownership in Parsley LLC increased from 88.5% to 88.8% and the ownership of the PE Unit Holders in Parsley LLC decreased from 11.5% to 11.2%. Because these changes in the Company’s ownership interest in Parsley LLC did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s basis in Parsley LLC and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.
The following table summarizes the net income attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to the noncontrolling interests of:
Parsley LLC	$19,046	$21,704	$15,105	$44,119
Pacesetter Drilling, LLC	13	99	15	257
Total net income attributable to noncontrolling interests	$19,059	$21,803	$15,120	$44,376

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
Stock-based compensation expense recorded for each type of stock-based compensation award activity for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Time-based restricted stock	$1,104	$2,166	$2,510	$4,054
Time-based restricted stock units	2,188	1,377	4,499	3,032
Performance-based restricted stock(1)	901	1,820	2,094	3,346
Performance-based restricted stock units	783	—	1,195	—
Total stock-based compensation	$4,976	$5,363	$10,298	$10,432

(1)	Includes stock-based compensation expense related to historical PSUs that were converted to PSAs.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation is included in General and administrative expenses in the Company’s condensed consolidated statements of operations included within this Quarterly Report. There was approximately $32.4 million of unamortized compensation expense relating to outstanding RSAs, RSUs, PSAs and PSUs at June 30, 2019. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
The following table summarizes the Company’s stock-based compensation award activity for the six months ended June 30, 2019:

	Time-Based Restricted Stock (RSAs)	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Awards (PSAs)	Performance-Based Restricted Stock Units (PSUs)
Outstanding at January 1, 2019	715,852	723,354	1,338,439	—
Granted (1)	—	942,825	—	376,166
Vested	(309,699)	(294,927)	(481,820)	(2,455)
Forfeited	(19,763)	(132,757)	(66,112)	(15,471)
Outstanding at June 30, 2019	386,390	1,238,495	790,507	358,240

(1) Weighted average grant date fair value	$—	$17.92	$—	$24.05

NOTE 12. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax and the Texas Margins Tax.
The Company’s effective combined U.S. federal and state income tax rate for the six months ended June 30, 2019 and 2018 was 18.8% and 18.7%, respectively. During the three and six months ended June 30, 2019, the Company recognized income tax expense of $32.6 million and $24.8 million, respectively. During the three and six months ended June 30, 2018, the Company recognized income tax expense of $33.2 million and $56.6 million, respectively. The Company’s income tax expense for the three and six months ended June 30, 2019 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of net income attributable to noncontrolling ownership interests, the change in valuation allowance and the impact of state income taxes.
The net effect of the exchange of PE Units and Class B common stock for Class A common stock during the six months ended June 30, 2019 was a decrease in deferred tax liability of $0.2 million.
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
The actual amount and timing of payments to be made under the TRA will depend on a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

portion of the Company’s payments under the TRA constituting imputed interest. As of June 30, 2019, there have been no payments associated with the TRA.
As a result of the exchange of PE Units for shares of Class A common stock by a TRA Holder during the six months ended June 30, 2019, the Company recorded additional deferred tax assets of $3.5 million. The amount payable pursuant to the TRA increased by $3.0 million, which is 85% of the deferred tax asset, and additional paid in capital increased by $0.5 million.
As of June 30, 2019 and December 31, 2018, the Company had recorded a TRA liability of $71.1 million and $68.1 million, respectively, for the estimated payments that will be made to the TRA Holders who have exchanged PE Units for shares of Class A common stock, along with corresponding deferred tax assets of $83.6 million and $80.1 million, respectively, as a result of the increase in tax basis arising from such exchanges.
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
Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both June 30, 2019 and December 31, 2018, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.
Contractual Obligations
The Company had no material changes in its contractual commitments and obligations from amounts listed under Note 13—Commitments and Contingencies to the consolidated financial statements included in the Annual Report.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RESTRUCTURING AND OTHER TERMINATION COSTS
During the three and six months ended June 30, 2019, the Company incurred restructuring and termination costs as part of the Company’s continuing effort to reduce future general and administrative expenses, which included a reduction in employee count. These one-time, nonrecurring costs are reflected in Restructuring and other termination costs in the Company’s condensed consolidated statements of operations included within this Quarterly Report. The following table summarizes the Company’s termination costs for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Termination costs	$1,562	$—	$1,562	$—
Total restructuring and other termination costs	$1,562	$—	$1,562	$—

The Company has not recorded an additional liability for restructuring costs as no additional costs have been incurred.
NOTE 15. RELATED PARTY TRANSACTIONS
Well Operations
During each of the three and six months ended June 30, 2019 and 2018, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three and six months ended June 30, 2019 totaled $2.0 million and $2.5 million, respectively. The revenues disbursed to such Related Party Working Interest Owners for the three and six months ended June 30, 2018 totaled $0.4 million and $0.9 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, the Company owns a 42.5% interest in SPS. The Company accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three and six months ended June 30, 2019, the Company incurred charges totaling $2.3 million and $3.9 million, respectively, as compared to $4.0 million and $8.0 million, respectively, for the three and six months ended June 30, 2018, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”), which is controlled by SPS. During the three and six months ended June 30, 2018, the Company incurred charges totaling $1.1 million and $3.7 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities. The Company incurred no such charges during the three and six months ended June 30, 2019.
Exchange Right
In accordance with the terms of the Parsley LLC Agreement, the PE Unit Holders generally have the right to exchange (the “Exchange Right”) their PE Units (and a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each PE Unit (and corresponding share of Class B common stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or, if the Company or Parsley LLC so elects, cash. As a PE Unit Holder exchanges its PE Units, the Company’s interest in Parsley LLC correspondingly increases. Refer to Note 10—Equity—Noncontrolling Interests for additional discussion.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2019, an officer of the Company elected to exchange 420,000 PE Units (and a corresponding number of shares of Class B common stock) for 420,000 shares of Class A common stock. The Company exercised its call right under the Parsley LLC Agreement and elected to issue Class A common stock to the exchanging PE Unit Holder in satisfaction of such individual’s election notice.
NOTE 16. SIGNIFICANT CUSTOMERS
For the six months ended June 30, 2019 and 2018, the following customers accounted for more than 10% of the Company’s revenue:

	Six Months Ended June 30,
	2019	2018
Shell Trading (US) Company	58%	54%
Lion Oil, Inc.	27%	21%
Targa Pipeline Mid-Continent, LLC	8%	11%

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
NOTE 17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unproved oil and natural gas properties are assessed periodically for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales, remaining lease terms and the expiration of all or a portion of such projects. The Company’s periodic assessment also considers its ability to prioritize expenditures to drill leases and to make payments to extend the lease term as well as its ability to enter into leasehold exchange transactions that allow for higher concentrations of ownership and development. The Company recognizes leasehold abandonment expense for unproved properties at the time when the lease term has expired or sooner based on management’s periodic estimates. Leasehold abandonment and impairment of unproved oil and natural gas properties is recorded in Exploration and abandonment costs in the Company’s consolidated statements of operations. The Company recognized leasehold abandonment and impairment charges of $22.2 million during the six months ended June 30, 2019 and $3.1 million and $8.3 million during the three and six months ended June 30, 2018, respectively. The Company incurred no such charges for the three months ended June 30, 2019.
Proved Oil and Natural Gas Properties. During each of the three and six months ended June 30, 2019 and 2018, the Company did not recognize impairment charges, as the carrying amount of the Company’s proved oil and natural gas properties exceeded their undiscounted future cash flows.
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

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative instruments(1)	$—	$173,853	$—	$173,853
Total assets	$—	$173,853	$—	$173,853

Liabilities:
Commodity derivative instruments(1)	$—	$(190,912)	$—	$(190,912)
Total liabilities	$—	$(190,912)	$—	$(190,912)
Net liability	$—	$(17,059)	$—	$(17,059)

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.250% senior unsecured notes due 2024	400,000	419,756	400,000	394,144
5.375% senior unsecured notes due 2025	650,000	666,406	650,000	605,885
5.250% senior unsecured notes due 2025	450,000	458,199	450,000	424,980
5.625% senior unsecured notes due 2027	700,000	730,905	700,000	636,041
Revolving Credit Agreement	40,000	40,000	—	—

The fair values of the Notes were determined using the June 30, 2019 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of June 30, 2019, there are no indicators for change in the Company’s market spread.
NOTE 18. SUBSEQUENT EVENTS
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
As a holding company and the sole managing member of Parsley Energy, LLC (“Parsley LLC”), (i) our sole material asset consists of 281,116,921 PE Units as of June 30, 2019, (ii) we are responsible for all operational, management and administrative decisions of Parsley LLC, and (iii) we consolidate the financial results of Parsley LLC and its subsidiaries.
Our Properties
At June 30, 2019, we held 252,850 gross (190,976 net) leasehold acres. Our identified horizontal drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin.
As of June 30, 2019, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	864	709.9	421	392.4	1,285	1,102.3
Delaware Basin	13	12.5	104	98.9	117	111.4
Total	877	722.4	525	491.3	1,402	1,213.7
As of June 30, 2019, we held an interest in 1,870 gross (1,274.9 net) wells, including wells that we do not operate.
From the commencement of our horizontal drilling program in 2013 through June 30, 2019, we have placed on production 421 gross (392.4 net) horizontal wells in the Midland Basin and 104 gross (98.9 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal wells placed on production during the periods indicated:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Area	Gross	Net	Gross	Net
Midland Basin	33	29.7	58	53.0
Delaware Basin	6	6.0	15	14.3
Total	39	35.7	73	67.3

How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;

•	lease operating expenses;

•	capital expenditures;

•	returns on capital invested; and

•	certain unit costs.
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
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil sales	92%	85%	89%	86%
Natural gas sales	0%	3%	2%	3%
Natural gas liquids sales	8%	12%	9%	11%
Other revenues are not material and include fees charged by certain of our subsidiaries. During each of the three and six months ended June 30, 2019 and 2018, other revenues included water, easement and other surface use fees charged by Parsley Minerals, LLC to third parties, as well as salt water disposal and gathering system income. During the three and six months ended June 30, 2018, other revenues also included drilling service fees charged by Pacesetter Drilling, LLC (“Pacesetter”) to third parties for drilling services.
Production Volumes
The following table presents production volumes for our properties for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil (MBbls)	7,881	6,165	14,983	11,506
Natural gas (MMcf)	13,004	9,235	23,492	17,791
Natural gas liquids (MBbls)	2,701	2,106	5,137	3,749
Total (MBoe)	12,749	9,811	24,035	18,221
Average net production (Boe/d)	140,099	107,813	132,790	100,669
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
We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may differ from our historical hedging strategy. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production. See Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details regarding volumes and terms of our derivative instruments as of June 30, 2019.
We will have recognized the following cumulative losses in Gain (loss) on derivatives on our condensed consolidated statements of operations from net premiums paid or deferred on options that will settle during the following periods (in thousands):

Q3 2019	$(14,486)
Q4 2019	(14,486)
Q1 2020	(9,864)
Q2 2020	(9,864)
Q3 2020	(2,865)
Q4 2020	(2,865)
Total	$(54,430)
Recent Matters
Seventh Amendment to Revolving Credit Facility
On April 23, 2019, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto entered into the Seventh Amendment (the “Seventh Amendment”) to our revolving credit agreement (the “Revolving Credit Agreement”). The Seventh Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the borrowing base under the Revolving Credit Agreement from $2.3 billion to $2.7 billion (although the aggregate elected commitments of the lenders under the Revolving Credit Agreement remained at $1.0 billion), (ii) increase the Aggregate Maximum Credit Amounts (as defined in the Revolving Credit Agreement) from $2.5 billion to $5.0 billion, (iii) reduce the minimum title coverage requirement from 85% to 80% of the total value of each of (a) Parsley LLC’s and its restricted subsidiaries’ proved oil and gas properties and (b) Parsley LLC’s and its restricted subsidiaries’ proved, developed and producing reserves, in each case, as evaluated in the most recent reserve report, (iv) provide additional flexibility, subject to certain conditions, to redeem any senior notes or permitted refinancing debt and to make restricted payments, (v) provide additional flexibility, subject to certain conditions, to incur any senior notes or permitted refinancing debt in a principal amount in excess of the aggregate principal amount of senior notes or refinanced debt refinanced with such permitted refinanced debt without a reduction in the borrowing base, (vi) provide enhanced flexibility, subject to certain conditions, to make investments in and dispose of certain midstream assets, (vii) remove certain affirmative covenants, and (viii) provide, subject to certain conditions, for additional cash netting in determining Parsley LLC’s and its subsidiaries’ compliance with the consolidated leverage ratio financial covenant under the Revolving Credit Agreement.

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
Given the volatility of commodity prices in recent years and their impact on our estimated future cash flows, we periodically review our proved oil and natural gas properties for impairment. During each of the three and six months ended June 30, 2019 and 2018, we did not recognize an impairment of our proved oil and natural gas properties. At June 30, 2019, in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 73% per field and, individually, by a minimum of 59%.
The key assumptions used to determine the undiscounted future cash flows include, but are not limited to, future commodity prices, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs in the undiscounted future cash flow estimate, except commodity price estimates, remained relatively consistent from June 30, 2018 to June 30, 2019. We evaluate future commodity pricing for oil and NGLs based on five-year WTI futures prices, which decreased from June 30, 2018 to June 30, 2019, and future commodity pricing for natural gas based on five-year Henry Hub futures prices, which decreased from June 30, 2018 to June 30, 2019. The increase in value of undiscounted cash flows from June 30, 2018 to June 30, 2019 is due to the addition of both proved developed and proved undeveloped reserves through our continued drilling and completion of previously unproved oil and natural gas properties and certain acquisitions.
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
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. A decrease of 10% in estimated future pricing of oil and natural gas commodities as of June 30, 2019, however, would not have resulted in an impairment of our proved oil and natural gas properties.
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
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capital expenditures	$372,014	$477,111	$778,318	$901,197

Results of Operations
Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Production revenues (in thousands):
Oil sales	$458,888	$396,325	$827,014	$727,428
Natural gas sales	141	12,235	14,593	29,659
Natural gas liquids sales	38,312	57,275	82,097	97,895
Total revenues	$497,341	$465,835	$923,704	$854,982

Average realized prices (1):
Oil, without realized derivatives (per Bbls)	$58.23	$64.29	$55.20	$63.22
Oil, with realized derivatives (per Bbls)	55.42	60.11	52.56	59.28
Natural gas, without realized derivatives (per Mcf)	0.01	1.32	0.62	1.67
Natural gas, with realized derivatives (per Mcf)	0.28	1.40	0.75	1.72
Natural gas liquids (per Bbls)	14.18	27.20	15.98	26.11
Average price per Boe, without realized derivatives	39.01	47.48	38.43	46.92
Average price per Boe, with realized derivatives	37.54	44.92	36.91	44.48

Production:
Oil (MBbls)	7,881	6,165	14,983	11,506
Natural gas (MMcf)	13,004	9,235	23,492	17,791
Natural gas liquids (MBbls)	2,701	2,106	5,137	3,749
Total (MBoe)	12,749	9,811	24,035	18,221

Average daily production volume:
Oil (Bbls)	86,604	67,747	82,779	63,569
Natural gas (Mcf)	142,901	101,484	129,790	98,293
Natural gas liquids (Bbls)	29,681	23,143	28,381	20,713
Total (Boe)	140,099	107,813	132,790	100,669

(1)
Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

The table below shows, for the periods indicated, our average realized oil price as a percentage of the average NYMEX oil price, our average realized natural gas price as a percentage of the average NYMEX gas price, and our average realized NGLs price as a percentage of the average NYMEX oil price. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil, natural gas and NGLs revenues. Realized oil, natural gas and NGLs prices are the actual prices realized at the wellhead, adjusted for quality, transportation fees and costs, differentials, marketing premiums or deductions and other factors that affect the price received at the wellhead. During the three and six months ended June 30, 2019, most of our oil production was sold at NYMEX WTI and most of our natural gas production was sold at Waha Hub prices.

.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average realized oil price ($/Bbl)	$58.23	$64.29	$55.20	$63.22
Average NYMEX ($/Bbl)	$59.96	$67.86	$57.37	$65.48
Differential to NYMEX	$(1.73)	$(3.57)	$(2.17)	$(2.26)
Average realized oil price as a percentage of average NYMEX oil price	97%	95%	96%	97%
Average realized natural gas price ($/Mcf)	$0.01	$1.32	$0.62	$1.67
Average NYMEX ($/Mcf)	$2.51	$2.83	$2.69	$2.84
Differential to NYMEX	$(2.50)	$(1.51)	$(2.07)	$(1.17)
Average realized natural gas price as a percentage of average NYMEX gas price	0%	47%	23%	59%
Average realized NGLs price ($/Bbl)	$14.18	$27.20	$15.98	$26.11
Average NYMEX ($/Bbl)	$59.96	$67.86	$57.37	$65.48
Differential to NYMEX	$(45.78)	$(40.66)	$(41.39)	$(39.37)
Average realized NGLs price as a percentage of average NYMEX oil price	24%	40%	28%	40%
As reflected in the table above, our price differential for oil widened significantly during the second quarter of 2018, and this price differential continued to widen throughout much of the year. During the three and six months ended June 30, 2019, our price differential for oil narrowed, although it could widen during all or a portion of the remainder of 2019.

Our average realized price for natural gas is based on Waha Hub prices. During 2018 and the first quarter of 2019, Waha Hub natural gas prices averaged approximately $1.50 per MMBtu. However, natural gas prices decreased significantly in the second quarter of 2019, during which the average daily Waha Hub natural gas prices were approximately $(0.07) per MMBtu. These negative natural gas prices resulted in significantly higher price differentials for our natural gas production during the second quarter of 2019. As a result of the higher price differential, our realized average natural gas price for the three months ended June 30, 2019 was $0.01 per MMBtu.

Widening oil and natural gas basis differentials are largely attributable to industry concerns regarding the near-term sufficiency of pipeline takeaway capacity for oil, natural gas and NGLs production. As of June 30, 2019, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGLs production.
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues increased by $31.5 million, or 7%, to $497.3 million for the three months ended June 30, 2019 from $465.8 million for the three months ended June 30, 2018.

As shown in the following tables, from the three months ended June 30, 2018 to the three months ended June 30, 2019, the net dollar effect of the decrease in oil, natural gas and NGLs prices was $100.0 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $131.5 million.

	Change in prices	Three months ended June 30, 2019 Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$(6.06)	7,881	$(47,752)
Natural gas (per Mcf)	(1.31)	13,004	(17,087)
Natural gas liquids (per Bbls)	(13.02)	2,701	(35,145)
Total revenues due to change in price			$(99,984)

	Change in production volumes	Three months ended June 30, 2018 Average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	1,716	$64.29	$110,315
Natural gas (MMcf)	3,769	1.32	4,993
Natural gas liquids (MBbls)	595	27.20	16,182
Total revenues due to change in production volumes			$131,490
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues increased by $68.7 million, or 8%, to $923.7 million for the six months ended June 30, 2019 from $855.0 million for the six months ended June 30, 2018.

As shown in the following tables, from the six months ended June 30, 2018 to the six months ended June 30, 2019, the net dollar effect of the decrease in oil, natural gas and NGLs prices was $196.8 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $265.6 million.

	Change in prices	Six months ended June 30, 2019 Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$(8.02)	14,983	$(120,236)
Natural gas (per Mcf)	(1.05)	23,492	(24,569)
Natural gas liquids (per Bbls)	(10.13)	5,137	(52,042)
Total revenues due to change in price			$(196,847)

	Change in production volumes	Six months ended June 30, 2018 Average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	3,477	$63.22	$219,822
Natural gas (MMcf)	5,701	1.67	9,503
Natural gas liquids (MBbls)	1,388	26.11	36,244
Total revenues due to change in production volumes			$265,569

Operating expenses
The following table summarizes our expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses (in thousands):
Lease operating expenses	$42,696	$35,904	$83,868	$64,736
Transportation and processing costs	6,608	6,471	14,865	12,738
Production and ad valorem taxes	30,744	27,331	58,151	51,517
Depreciation, depletion and amortization	198,563	145,552	372,286	266,751
General and administrative expenses (1)	34,907	35,991	72,944	70,986
Exploration and abandonment costs	72	3,366	23,066	8,777
Acquisition costs	—	(2)	—	2
Accretion of asset retirement obligations	353	359	698	713
Gain on sale of property	—	(5,166)	—	(5,055)
Restructuring and other termination costs	1,562	—	1,562	—
Other operating expenses	2,199	2,477	1,388	4,652
Total operating expenses	$317,704	$252,283	$628,828	$475,817

Expense per Boe:
Lease operating expenses	$3.35	$3.66	$3.49	$3.55
Transportation and processing costs	0.52	0.66	0.62	0.70
Production and ad valorem taxes	2.41	2.79	2.42	2.83
Depreciation, depletion and amortization	15.57	14.84	15.49	14.64
General and administrative expenses	2.74	3.67	3.03	3.90
Exploration and abandonment costs	0.01	0.34	0.96	0.48
Acquisition costs	—	—	—	—
Accretion of asset retirement obligations	0.03	0.04	0.03	0.04
Gain on sale of property	—	(0.53)	—	(0.28)
Restructuring and other termination costs	0.12	—	0.06	—
Other operating expenses	0.17	0.25	0.06	0.26
Total operating expenses per Boe	$24.92	$25.72	$26.16	$26.12

(1)
General and administrative expenses include stock-based compensation expense of $5.0 million and $10.3 million for the three and six months ended June 30, 2019, respectively, and $5.4 million and $10.4 million for the three and six months ended June 30, 2018, respectively.

Lease operating expenses. Lease operating expenses were $42.7 million and $83.9 million for the three and six months ended June 30, 2019, respectively, as compared to $35.9 million and $64.7 million for the three and six months ended June 30, 2018, respectively. The increase is primarily due to the significant increase in in our asset base, including both our operated and non-operated wells.
On a per Boe basis, lease operating expenses decreased $0.31 per Boe, or 8%, to $3.35 for the three months ended June 30, 2019 from $3.66 for the three months ended June 30, 2018 and $0.06 per Boe, or 2%, to $3.49 for the six months ended June 30, 2019 from $3.55 for the six months ended June 30, 2018. The decreases in lease operating expenses per Boe are primarily attributable to the increases in production over the applicable periods.
Transportation and processing costs. Transportation and processing costs, which represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements, were $6.6 million and $14.9 million for the three and six months ended June 30, 2019, respectively, as compared to $6.5 million and $12.7 million for the three and six months ended June 30, 2018, respectively. The increase is primarily due to the increase in production period over period as well as plant electricity charges. On a per Boe basis, transportation and processing costs were $0.52 and $0.62 per Boe for the three and six months ended June 30, 2019, respectively, and $0.66 and $0.70 per Boe for the three and six months ended June 30, 2018, respectively. The decreases in transportation and processing costs per Boe are primarily attributable to the increase in production period over period.
Production and ad valorem taxes. Production and ad valorem taxes were $30.7 million and $58.2 million for the three and six months ended June 30, 2019, respectively, as compared to $27.3 million and $51.5 million for the three and six months ended June 30, 2018, respectively. On a per Boe basis, production and ad valorem taxes decreased to $2.41 per Boe for the three months ended June 30, 2019 from $2.79 per Boe for the three months ended June 30, 2018 and to $2.42 per Boe for the six months ended June 30, 2019 from $2.83 per Boe for the six months ended June 30, 2018.
Overall, for the three and six months ended June 30, 2019, compared to the same periods in 2018, production taxes increased by approximately $0.5 million and $2.4 million, respectively, reflecting increased production volumes. Ad valorem taxes increased $2.9 million and $4.3 million over the same periods, reflecting higher property valuation assessments by local taxing authorities.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $198.6 million and $372.3 million for the three and six months ended June 30, 2019, respectively, as compared to $145.6 million and $266.8 million for the three and six months ended June 30, 2018, respectively.
These increases in DD&A are largely attributable to development activity that resulted in an increase in costs subject to depletion as of June 30, 2019 as compared to June 30, 2018 and 30% and 32% increases in production during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These increases were partially offset by a 12% increase in total proved reserves and a 31% increase in proved developed reserves as of June 30, 2019, as compared to June 30, 2018.
On a per Boe basis, DD&A expense increased to $15.57 per Boe for the three months ended June 30, 2019 from $14.84 per Boe during the three months ended June 30, 2018, and DD&A expense increased to $15.49 per Boe for the six months ended June 30, 2019 from $14.64 per Boe for the six months ended June 30, 2018, in each case, primarily due to the increase in production volumes and reserves discussed above.
General and administrative expenses. General and administrative expenses were $34.9 million and $72.9 million during the three and six months ended June 30, 2019, respectively, and $36.0 million and $71.0 million during the three and six months ended June 30, 2018, respectively. The decrease for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, is primarily due to ongoing corporate cost savings initiatives, including a reduction in employee count. The increase for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, is primarily due to an increase in office rent expense offset by the corporate cost savings initiatives discussed above.
On a per Boe basis, general and administrative expenses were $2.74 and $3.03 per Boe during the three and six months ended June 30, 2019, respectively, as compared to $3.67 and $3.90 per Boe for the three and six months ended June 30, 2018, respectively. The decreases are a result of production volume growth outpacing general and administrative expenses.
Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Leasehold abandonments and impairments	$—	$3,144	$22,189	$8,323
Geological and geophysical costs	72	118	869	310
Other	—	104	8	144
Total exploration and abandonment costs	$72	$3,366	$23,066	$8,777
During the six months ended June 30, 2019, we recognized leasehold abandonment and impairment charges of approximately $22.2 million. During the three and six months ended June 30, 2018, we recognized leasehold abandonment and impairment charges of approximately $3.1 million and $8.3 million, respectively. There were no such charges for the three months ended June 30, 2019. Our leasehold abandonment and impairment charges primarily relate to the release or abandonment of our non-core acreage during these periods.

During the three and six months ended June 30, 2019, we incurred geological and geophysical expenses of $0.1 million and $0.9 million, respectively, as compared to expenses of $0.1 million and $0.3 million for the same periods in 2018. Our geological and geophysical expenses consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to geoscientific analysis of our acreage.
We recognized other exploration costs of $8.0 thousand during the six months ended June 30, 2019 and $0.1 million and $0.1 million during the three and six months ended June 30, 2018, respectively. There were no such costs recognized during the three months ended June 30, 2019. Other exploration costs include research and other similar costs.
Acquisition costs. During the three and six months ended June 30, 2018, we incurred minimal acquisition costs which include non-recurring legal and other due diligence fees associated with certain acquisitions. During the three and six months ended June 30, 2019, we incurred no such acquisition costs.
Gain on sale of property. We recognized a gain on the sale of property of $5.2 million and $5.1 million during the three and six months ended June 30, 2018, respectively, as discussed in Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report. We recognized no such gains during the three and six months ended June 30, 2019.
Restructuring and other termination costs. During the three and six months ended June 30, 2019, we incurred one-time restructuring and other termination costs of $1.6 million as part of the Company’s continuing effort to reduce future general and administrative expenses, which included a reduction in employee headcount. We incurred no such restructuring and other termination costs for the three and six months ended June 30, 2018.
Other operating expenses. During the three and six months ended June 30, 2019, other operating expenses included idle charges of $2.2 million and $1.4 million, respectively. During the three and six months ended June 30, 2018, other operating expenses of $2.5 million and $4.7 million were primarily comprised of costs incurred during the normal course of business of our majority-owned subsidiary, Pacesetter. There were no such costs incurred during the three and six months ended June 30, 2019 as Pacesetter completed the sale of all of its physical assets during 2018.
Other income (expense)
The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other income (expense) (in thousands):
Interest expense, net	$(33,597)	$(33,758)	$(66,599)	$(65,726)
Gain (loss) on derivatives	19,561	(9,466)	(100,126)	(20,259)
Change in TRA liability	—	—	—	(82)
Interest income	103	1,686	394	3,809
Other income	715	234	773	535
Total other expense, net	$(13,218)	$(41,304)	$(165,558)	$(81,723)
Interest expense, net. Interest expense, net for the three and six months ended June 30, 2019 was $33.6 million and $66.6 million, respectively, as compared to $33.8 million and $65.7 million, respectively, for the three and six months ended June 30, 2018.
Gain (loss) on derivatives. We recognized gain on derivatives of $19.6 million and loss on derivatives of $100.1 million during the three and six months ended June 30, 2019, respectively, as compared to losses on derivatives of $9.5 million and $20.3 million during the three and six months ended June 30, 2018, respectively. The change in gain (loss) on derivatives for each of the periods is attributable to entering into new hedge positions as well as the change in commodity prices. Where applicable, a decrease in the value of our commodity portfolio is generally attributable to higher commodity prices and, conversely, an increase in the value of our commodity portfolio is generally attributable to lower commodity prices.
Change in TRA liability. During the six months ended June 30, 2018, we recorded a $0.1 million expense associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2017. We incurred no such costs during the three months ended June 30, 2018 or the three and six months ended June 30, 2019.

Interest income. Interest income was $0.1 million and $0.4 million during the three and six months ended June 30, 2019, respectively, as compared to $1.7 million and $3.8 million, respectively, during the three and six months ended June 30, 2018. The change is a result of decreased interest income, including amortization, associated with our previous held-to-maturity securities.
Other income. Other income was $0.7 million and $0.8 million for the three and six months ended June 30, 2019, respectively, as compared to other income of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively. The increases in other income for the three and six months ended June 30, 2019, as compared to the same respective periods in 2018, are attributable to increases in income from our equity investment in Spraberry Production Services, LLC, offset by decreases in other miscellaneous items.
Income Tax Expense
During the three and six months ended June 30, 2019, we recognized income tax expense of $32.6 million and $24.8 million, respectively, as compared to income tax expense of $33.2 million and $56.6 million during the three and six months ended June 30, 2018, respectively. These changes were attributable to the changes in our results of operations, discussed above, as well as the impact of net income attributable to noncontrolling ownership interests, change in valuation allowance and state income taxes.
Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capital expenditures	$372,014	$477,111	$778,318	$901,197
Our 2019 budget for capital development expenditures is approximately $1,400.0 million to $1,500.0 million, approximately 85% of which is expected to be used for drilling and completions and approximately 15% of which is expected to be used for infrastructure and other expenditures. We expect approximately 30% to 35% of the total budget to be associated with drilling and completions for proved undeveloped reserves as of December 31, 2018. Our capital budget excludes any amounts that may be paid for acquisitions. The amount and timing of capital expenditures during the remainder of 2019 is largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for fiscal year 2019, we believe that our cash on hand, cash flow from operations and borrowings under our Revolving Credit Agreement will be sufficient to fund our operations through 2019. As of June 30, 2019, our liquidity was as follows (in millions):

Cash and cash equivalents	$64.1
Revolving Credit Agreement availability	951.3
Liquidity	$1,015.4
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$615,882	$490,981
Net cash used in investing activities	(747,314)	(831,091)
Net cash provided by (used in) financing activities	32,315	(12,377)
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $615.9 million and $491.0 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by operating activities increased primarily due to a $97.5 million increase associated with changes in working capital as well as a $65.7 million increase in total revenues due to increased production volumes, offset by a $26.7 million increase in cash based operating expenses, in each case, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Cash based operating expenses include lease operating expenses, transportation and processing costs, production and ad valorem taxes, cash general and administrative expenses and acquisition costs.
Cash flows used in investing activities. Net cash used in investing activities was approximately $747.3 million and $831.1 million for the six months ended June 30, 2019 and 2018, respectively. The reduction in the amount of cash used in investing activities was due primarily to a $117.0 million decrease in development costs related to our oil and natural gas properties and a $31.4 million decrease in acquisition costs, offset by a $49.6 million decrease in short-term investment maturities. Please refer to Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion related to acquisitions.
Cash flows provided by (used in) financing activities. Net cash provided by financing activities was $32.3 million and net cash used in financing activities was $12.4 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities increased primarily due to $40.0 million of outstanding borrowings under the Revolving Credit Agreement as of June 30, 2019.
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
Working Capital
Our working capital totaled ($393.6) million and ($108.2) million at June 30, 2019 and December 31, 2018, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents totaled $64.1 million and $163.2 million at June 30, 2019 and December 31, 2018, respectively. The $99.1 million decrease in cash and cash equivalents is primarily attributable to the development of our oil and natural gas properties, as described in “—Factors Affecting the Comparability of Our Financial Condition and Results of Operations—Capital Expenditures.” Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the six months ended June 30, 2019 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.
Critical Accounting Policies and Estimates
There have not been any material changes during the six months ended June 30, 2019 to the methodology applied by management for critical accounting policies previously disclosed in the Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report for further description of our critical accounting policies.
Off-Balance Sheet Arrangements
As of June 30, 2019, we were party to certain transportation and sale agreements providing for the delivery of fixed and determinable quantities of oil and natural gas, which we enter into in the ordinary course of business. If production volumes are not sufficient to meet these contracted delivery commitments, we may be subject to deficiency fees unless we purchase commodities in the market to satisfy such commitments. See Note 13—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
We enter into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. We plan to continue our practice of entering into such transactions at times and on terms desired to maintain a portfolio of commodity derivative contracts covering a portion of our projected oil and natural gas production. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at June 30, 2019, see Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
As of June 30, 2019, the fair market value of our oil and natural gas derivative contracts was a net liability of $17.1 million, including deferred premium payables of $59.2 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of June 30, 2019, the fair market value of our oil derivative contracts was a net liability of $16.3 million. Based on our open oil derivative positions at June 30, 2019, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $74.5 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $73.0 million. As of June 30, 2019, the fair market value of our natural gas derivative contracts was a net liability of $0.8 million. Based on our open natural gas derivative positions at June 30, 2019, a 10% increase in the NYMEX Henry Hub price would decrease our net natural gas derivative liability by approximately $0.3 million. Based on our open natural gas derivative positions at June 30, 2019, a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $0.4 million. Please read “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Prices on the Sale of Oil, Natural Gas and NGLs.”
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

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of June 30, 2019, we had $2.2 billion of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.6%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to interest rate risk as a result of our Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of June 30, 2019, we had $40.0 million of outstanding borrowings under our Revolving Credit Agreement with an interest rate of 3.67%. Based on this amount outstanding, an increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $0.4 million.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of Class A common stock during the three months ended June 30, 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2019 - 4/30/2019	1,210	$21.77	—	$—
5/1/2019 - 5/31/2019	13,638	$18.96	—	$—
6/1/2019 - 6/30/2019	3,300	$17.65	—	$—
Total	18,148	$18.91	—	$—

(1)	Consists of shares of Class A common stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Seventh Amendment to Credit Agreement, dated April 23, 2019, among Parsley Energy, LLC, as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, BMO Harris Bank, N.A., as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 24, 2019).

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Parsley Energy, LLC, dated July 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on July 25, 2019).

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

PARSLEY ENERGY, INC.

August 8, 2019	By:	/s/ Matt Gallagher
Matt Gallagher
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2019	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)