Form 10-Q
period 2019-09-30
Parsley Energy, Inc.
filed 2019-11-07
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 7, 2019, the registrant had 281,238,914 shares of Class A common stock and 35,420,258 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, derivative activities, potential financing, prospects, plans, objectives of management and our pending acquisition of Jagged Peak Energy Inc. (“Jagged Peak”) are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about our:

•	business strategy;

•	reserves;

•	exploration and development drilling prospects, inventories, projects and programs;

•	ability to replace the reserves we produce through drilling and property acquisitions;

•	pending acquisition of Jagged Peak and related matters;

•	financial strategy, liquidity and capital required for our development program;

•	realized oil, natural gas and natural gas liquids (“NGLs”) prices;

•	timing and amount of future production of oil, natural gas and NGLs;

•	hedging strategy and results;

•	future drilling plans;

•	competition and government regulations;

•	ability to obtain permits and governmental approvals;

•	pending legal or environmental matters;

•	marketing of oil, natural gas and NGLs;

•	leasehold, minerals or business acquisitions or divestitures;

•	costs of developing our properties;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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

(13)	Formation. A layer of rock which has distinct characteristics that differ from nearby rock.

(14)	GAAP. Accounting principles generally accepted in the United States.

(15)	Gross acres or gross wells. The total acres or wells, as the case may be, in which an entity owns a working interest.

(16)	Horizontal drilling. A drilling technique where a well is drilled vertically to a certain depth and then drilled laterally within a specified target zone.

(17)	Identified drilling locations. Potential drilling locations specifically identified by our management based on evaluation of applicable geologic and engineering data.

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

PART I: FINANCIAL INFORMATION
Item 1:  Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,660	$163,216
Accounts receivable, net of allowance for doubtful accounts:
Joint interest owners and other	43,656	39,564
Oil, natural gas and NGLs	176,261	136,209
Related parties	381	94
Short-term derivative instruments, net	216,525	191,297
Other current assets	10,101	10,332
Total current assets	451,584	540,712
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	10,988,657	9,948,246
Accumulated depreciation, depletion and impairment	(1,851,971)	(1,295,098)
Total oil and natural gas properties, net	9,136,686	8,653,148
Other property, plant and equipment, net	179,409	170,739
Total property, plant and equipment, net	9,316,095	8,823,887
NONCURRENT ASSETS
Operating lease assets, net of accumulated depreciation	167,316	—
Long-term derivative instruments, net	54,741	20,124
Other noncurrent assets	5,960	6,640
Total noncurrent assets	228,017	26,764
TOTAL ASSETS	$9,995,696	$9,391,363

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$410,001	$364,803
Revenue and severance taxes payable	135,408	127,265
Short-term derivative instruments, net	177,716	152,330
Current operating lease liabilities	83,145	—
Other current liabilities	3,465	4,547
Total current liabilities	809,735	648,945
NONCURRENT LIABILITIES
Long-term debt	2,197,093	2,181,667
Deferred tax liability	191,596	131,523
Operating lease liability	87,217	—
Payable pursuant to tax receivable agreement	71,077	68,110
Long-term derivative instruments, net	46,822	16,633
Asset retirement obligations	27,604	24,750
Financing lease liability	1,768	—
Other noncurrent liabilities	59	—
Total noncurrent liabilities	2,623,236	2,422,683
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 282,256,544 shares issued and 281,238,301 shares outstanding at September 30, 2019 and 280,827,038 shares issued and 280,205,293 shares outstanding at December 31, 2018	2,822	2,808
Class B, $0.01 par value, 125,000,000 shares authorized, 35,420,258 and 36,547,731 shares issued and outstanding at September 30, 2019 and December 31, 2018	355	366
Additional paid in capital	5,195,144	5,163,987
Retained earnings	615,743	412,646
Treasury stock, at cost, 1,018,243 shares and 621,745 shares at September 30, 2019 and December 31, 2018	(17,421)	(11,749)
Total stockholders' equity	5,796,643	5,568,058
Noncontrolling interests	766,082	751,677
Total equity	6,562,725	6,319,735
TOTAL LIABILITIES AND EQUITY	$9,995,696	$9,391,363
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
REVENUES
Oil sales	$465,549	$424,549	$1,292,563	$1,151,977
Natural gas sales	8,566	12,810	23,159	42,469
Natural gas liquids sales	33,041	71,294	115,138	169,189
Other	2,995	2,369	5,503	7,916
Total revenues	510,151	511,022	1,436,363	1,371,551
OPERATING EXPENSES
Lease operating expenses	45,719	39,777	129,587	104,513
Transportation and processing costs	12,052	8,495	26,917	21,233
Production and ad valorem taxes	38,235	30,604	96,386	82,121
Depreciation, depletion and amortization	211,737	157,352	584,023	424,103
General and administrative expenses (including stock-based compensation of $5,175 and $4,686 for the three months ended September 30, 2019 and 2018 and $15,473 and $15,118 for the nine months ended September 30, 2019 and 2018)	36,718	37,555	109,662	108,541
Exploration and abandonment costs	11,988	11,140	35,054	19,917
Acquisition costs	—	—	—	2
Accretion of asset retirement obligations	373	361	1,071	1,074
Gain on sale of property	(1,887)	(1,383)	(1,887)	(6,438)
Restructuring and other termination costs	—	—	1,562	—
Other operating expenses	2,175	6,129	3,563	10,781
Total operating expenses	357,110	290,030	985,938	765,847
OPERATING INCOME	153,041	220,992	450,425	605,704
OTHER INCOME (EXPENSE)
Interest expense, net	(33,578)	(32,854)	(100,177)	(98,580)
Gain (loss) on derivatives	56,552	(22,514)	(43,574)	(42,773)
Change in TRA liability	—	—	—	(82)
Interest income	216	1,055	610	4,864
Other (expense) income	(1,678)	(76)	(905)	459
Total other income (expense), net	21,512	(54,389)	(144,046)	(136,112)
INCOME BEFORE INCOME TAXES	174,553	166,603	306,379	469,592
INCOME TAX EXPENSE	(34,953)	(32,454)	(59,788)	(89,022)
NET INCOME	139,600	134,149	246,591	380,570
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(19,890)	(20,840)	(35,010)	(65,216)
NET INCOME ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$119,710	$113,309	$211,581	$315,354

Net income per common share:
Basic	$0.43	$0.41	$0.76	$1.17
Diluted	$0.43	$0.41	$0.76	$1.16
Weighted average common shares outstanding:
Basic	279,961	277,705	279,491	270,262
Diluted	280,547	278,396	279,954	270,846
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Non controlling interests	Total equity
	(In thousands)
Balance at December 31, 2018	280,827	36,548	$2,808	$366	$5,163,987	$412,646	622	$(11,749)	$5,568,058	$751,677	$6,319,735
Exchange of PE Units and Class B common stock for Class A common stock	420	(420)	4	(4)	6,277	—	—	—	6,277	(6,277)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(571)	—	—	—	(571)	—	(571)
Distribution to owners from consolidated subsidiary	—	—	—	—	—	—	—	—	—	(603)	(603)
Vesting of restricted stock units	279	—	3	—	(3)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	291	(5,309)	(5,309)	—	(5,309)
Restricted stock forfeited	—	—	—	—	(267)	—	45	—	(267)	—	(267)
Stock-based compensation	—	—	—	—	5,589	—	—	—	5,589	—	5,589
Net loss	—	—	—	—	—	(24,064)	—	—	(24,064)	(3,939)	(28,003)
Balance at March 31, 2019	281,526	36,128	$2,815	$362	$5,175,012	$388,582	958	$(17,058)	$5,549,713	$740,858	$6,290,571
Exchange of PE Units and Class B common stock for Class A common stock	590	(590)	6	(6)	12,662	—	—	—	12,662	(12,662)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(2,197)	—	—	—	(2,197)	—	(2,197)
Vesting of restricted stock units	18	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	18	(343)	(343)	—	(343)
Restricted stock forfeited	—	—	—	—	(676)	—	41	—	(676)	—	(676)
Stock-based compensation	—	—	—	—	5,652	—	—	—	5,652	—	5,652
Net income	—	—	—	—	—	115,935	—	—	115,935	19,059	134,994
Balance at June 30, 2019	282,134	35,538	$2,821	$356	$5,190,453	$504,517	1,017	$(17,401)	$5,680,746	$747,255	$6,428,001
Exchange of PE Units and Class B common stock for Class A common stock	118	(118)	1	(1)	—	—	—	—	—	—	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(484)	—	—	—	(484)	—	(484)
Vesting of restricted stock units	5	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	1	(20)	(20)	—	(20)
Restricted stock forfeited	—	—	—	—	(198)	—	—	—	(198)	—	(198)
Stock-based compensation	—	—	—	—	5,373	—	—	—	5,373	—	5,373
Dividends and distributions declared ($0.03 per share and per unit, respectively)	—	—	—	—	—	(8,484)	—	—	(8,484)	(1,063)	(9,547)
Net income	—	—	—	—	—	119,710	—	—	119,710	19,890	139,600
Balance at September 30, 2019	282,257	35,420	$2,822	$355	$5,195,144	$615,743	1,018	$(17,421)	$5,796,643	$766,082	$6,562,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interests	Total equity
	(In thousands)
Balance at December 31, 2017	252,420	62,128	$2,524	$622	$4,666,365	$43,519	159	$(735)	$4,712,295	$1,168,411	$5,880,706
Exchange of PE Units and Class B common stock for Class A common stock	13,396	(13,396)	135	(135)	255,398	—	—	—	255,398	(255,398)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(15,123)	—	—	—	(15,123)	—	(15,123)
Issuance of restricted stock	750	—	8	—	(8)	—	—	—	—	—	—
Vesting of restricted stock units	886	—	8	—	(8)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	279	(6,465)	(6,465)	—	(6,465)
Restricted stock forfeited	—	—	—	—	(40)	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	—	—	5,109	—	—	—	5,109	—	5,109
Conversion of restricted stock units to restricted stock awards	1,098	—	11	—	(11)	—	—	—	—	—	—
Net income	—	—	—	—	—	82,890	—	—	82,890	22,573	105,463
Balance at March 31, 2018	268,550	48,732	$2,686	$487	$4,911,682	$126,409	438	$(7,200)	$5,034,064	$935,586	$5,969,650
Exchange of PE Units and Class B common stock for Class A common stock	11,480	(11,480)	114	(114)	217,463	—	—	—	217,463	(217,463)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(11,418)	—	—	—	(11,418)	—	(11,418)
Issuance of restricted stock	52	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	24	—	1	—	(1)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	150	(4,406)	(4,406)	—	(4,406)
Restricted stock forfeited	—	—	—	—	(205)	—	—	—	(205)	—	(205)
Stock-based compensation	—	—	—	—	5,568	—	—	—	5,568	—	5,568
Net income	—	—	—	—	—	119,155	—	—	119,155	21,803	140,958
Balance at June 30, 2018	280,106	37,252	$2,801	$373	$5,123,089	$245,564	588	$(11,606)	$5,360,221	$739,926	$6,100,147
Exchange of PE Units and Class B common stock for Class A common stock	431	(431)	5	(5)	12,424	—	—	—	12,424	(12,424)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(80)	—	—	—	(80)	—	(80)
Vesting of restricted stock units	9	—	(1)	—	1	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	2	(70)	(70)	—	(70)
Restricted stock forfeited	—	—	—	—	(13)	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	—	4,699	—	—	—	4,699	—	4,699
Net income	—	—	—	—	—	113,309	—	—	113,309	20,840	134,149
Balance at September 30, 2018	280,546	36,821	$2,805	$368	$5,140,120	$358,873	590	$(11,676)	$5,490,490	$748,342	$6,238,832
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$246,591	$380,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	584,023	424,103
Leasehold abandonments and impairments	34,074	18,319
Accretion of asset retirement obligations	1,071	1,074
Gain on sale of property	(1,887)	(6,438)
Stock-based compensation	15,473	15,118
Deferred income tax expense	59,788	89,022
Change in TRA liability	—	82
Loss on derivatives	43,574	42,773
Net cash (paid) received for derivative settlements	(13,088)	94
Net cash paid for option premiums	(35,321)	(40,087)
Other	5,140	3,375
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(44,144)	(45,089)
Accounts receivable—related parties	(287)	240
Other current assets	5,062	(696)
Other noncurrent assets	(274)	(386)
Accounts payable and accrued expenses	33,303	(7,964)
Revenue and severance taxes payable	8,143	25,767
Other noncurrent liabilities	59	—
Net cash provided by operating activities	941,300	899,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(1,081,182)	(1,364,755)
Acquisitions of oil and natural gas properties	(33,841)	(96,702)
Additions to other property and equipment	(28,155)	(62,542)
Proceeds from sales of property, plant and equipment	40,967	87,954
Maturity of short-term investments	—	149,331
Other	5,221	13,657
Net cash used in investing activities	(1,096,990)	(1,273,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	462,000	—
Payments on long-term debt	(447,000)	(2,203)
Payments on financing lease obligations	(2,126)	—
Debt issuance costs	—	(45)
Repurchase of common stock	(5,672)	(10,941)
Dividends and distributions paid	(9,465)	—
Distributions to owners from consolidated subsidiary	(603)	—
Net cash used in financing activities	(2,866)	(13,189)
Net decrease in cash, cash equivalents and restricted cash	(158,556)	(386,369)
Cash, cash equivalents and restricted cash at beginning of period	163,216	554,189
Cash, cash equivalents and restricted cash at end of period	$4,660	$167,820
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$(71,774)	$(94,392)
Cash received for income taxes	$240	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$1,619	$1,665
Additions (reductions) to oil and natural gas properties - change in capital accruals	$15,429	$(19,244)
Net premiums on options that settled during the period	$(31,513)	$(52,451)
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
The interim data includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2019.
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
Accounts Receivable
The Company had no allowance for doubtful accounts as of September 30, 2019 and an allowance for doubtful accounts of $2.8 million as of December 31, 2018.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal—Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update requires the capitalization of implementation costs incurred in a hosting arrangement that is a service contract for internal-use software. Training and certain data conversion costs cannot be capitalized. The Company is required to expense the capitalized implementation costs over the term of the hosting agreement. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not believe the adoption of this ASU will have a material impact on the Company’s historical consolidated financial statements as prospective implementation is anticipated.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Natural Gas and NGLs Sales
Under the Company’s natural gas processing contracts, it delivers natural gas to a midstream processing company at the wellhead or the inlet of the midstream processing company’s system. The midstream processing company gathers and processes the natural gas and remits proceeds to the Company for the resulting natural gas and NGLs sales. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction, which includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party is its customer, the Company recognizes revenue on a gross basis, with transportation and processing fees presented as Transportation and processing costs on the Company’s condensed consolidated statements of operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at the inlet of the plant, meaning that the Company is the agent and the midstream processing company is the Company’s customer, the Company recognizes natural gas and NGLs sales based on the net amount of proceeds received from the midstream processing company. The Company has also determined that losses associated with shrinkage and line loss (“FL&U”) occur prior to the change in control. As a result, natural gas and NGLs sales are presented net of FL&U costs. Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. For the three and nine months ended September 30, 2019, the applicable line items on the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

condensed consolidated statements of operations include $2.5 million and $5.4 million of natural gas sales and $5.7 million and $21.2 million of NGLs sales, respectively, completed at the plant inlet. For the three and nine months ended September 30, 2018, the applicable line items on the condensed consolidated statements of operations include $3.4 million and $12.0 million of natural gas sales and $19.7 million and $46.5 million of NGLs sales, respectively, completed at the plant inlet.
Contract Balances
Under the Company’s product sales contracts, the Company invoices customers once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date production is delivered, and as a result the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For each of the three and nine months ended September 30, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company utilizes derivative financial instruments, including put spread options, three-way collars, two-way collars and swap contracts to (i) reduce the effect of price volatility on the Company’s oil and natural gas revenues and (ii) support the Company’s annual capital budgeting and expenditure plans.
Oil Production Derivative Activities
The Company’s material physical sales contracts governing its oil production are typically correlated with NYMEX WTI, including Cushing, Midland, Magellan East Houston (“MEH”) and Brent oil prices. The Company uses put spread options, three-way collars and two-way collars to manage oil price volatility. The Company uses swap contracts to reduce basis risk between NYMEX WTI prices and the actual index prices at which the oil is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019, the Company had the following outstanding oil derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

Put spreads(1)	Three Months Ending December 31, 2019
	Cushing	Midland	MEH
Volume (MBbls)	1,800	450	450
Long put price (per Bbl)	$57.29	$60.00	$60.00
Short put price (per Bbl)	$47.29	$50.00	$50.00

Three-way collars	Three Months Ending December 31, 2019				Year Ending December 31, 2020
	Cushing	Midland	MEH	Brent	Cushing	Midland	MEH	Brent
Volume (MBbls)	2,400	450	300	—	—	6,000	15,300	2,850
Short call price (per Bbl)	$72.69	$64.65	$75.00	$—	$—	$67.50	$73.56	$74.21
Long put price (per Bbl)	$51.88	$50.00	$60.00	$—	$—	$56.20	$58.61	$62.32
Short put price (per Bbl)	$42.81	$45.00	$50.00	$—	$—	$46.20	$48.61	$52.32

Two-way collars	Three Months Ending December 31, 2019
Cushing
Volume (MBbls)	1,950
Short call price (per Bbl)	$58.37
Long put price (per Bbl)	$54.56

Oil swaps	Year Ending December 31, 2020
	Volume (MBbls)	Fixed Price Swap (per Bbl)
Oil swap - Midland	600	$55.20
Oil swap - Houston	180	$56.30

Basis swaps	Three Months Ending December 31, 2019		Year Ending December 31, 2020
	Volume (MBbls)	Basis Differential (per Bbl)	Volume (MBbls)	Basis Differential (per Bbl)
Basis swap - Midland - Cushing index(2)	3,300	$(0.78)	900	$0.25
Basis swap - Houston - Cushing index(2)	195	$5.10	—	$—

(1)	Excludes 3,300 notional MBbls with a fair value of $32.5 million related to amounts recognized under master netting agreements with derivative counterparties.
(2)	Swaps that fix the basis differentials representing the index prices at which the Company sells its oil produced in the Permian Basin less the Cushing price.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Natural Gas Production Derivative Activities
All material physical sales contracts governing the Company’s natural gas production are tied directly or indirectly to NYMEX Henry Hub (“Henry Hub”) natural gas prices or regional index prices where the natural gas is sold. The Company uses three-way collars and swap contracts to manage natural gas price volatility.
The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

Three-way collars	Three Months Ending December 31, 2019
	Henry Hub
Volume (MMbtu)	3,000,000
Short call price (per MMbtu)	$3.93
Long put price (per MMbtu)	$3.00
Short put price (per MMbtu)	$2.50

	Volume (MMbtu)	Basis Differential (per MMbtu)
Basis swap - Waha (1)	3,000,000	$(1.64)

(1)	Swaps that fix the basis differentials representing the index prices at which the Company sells its natural gas produced in the Permian Basin less the Henry Hub price.

Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Changes in fair value of derivative instruments	$64,631	(14,037)	$1,047	10,194
Net derivative settlements	3,686	9,376	(13,108)	(516)
Net premiums on options that settled during the period(1)	(11,765)	(17,853)	(31,513)	(52,451)
Gain (loss) on derivatives	$56,552	$(22,514)	$(43,574)	$(42,773)

(1)	The net premiums on options that settled during the period represents the cumulative cost of premiums paid and received on positions purchased and sold, which expired during the current period.

The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 17—Disclosures About Fair Value of Financial Instruments. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During each of the three and nine months ended September 30, 2019 and 2018, the Company did not receive or post any material margins in connection with collateralizing its derivative positions.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
September 30, 2019
Derivative assets with right of offset or master netting agreements	$303,723	$(32,457)	$271,266
Derivative liabilities with right of offset or master netting agreements	(256,995)	32,457	(224,538)

December 31, 2018
Derivative assets with right of offset or master netting agreements	$236,431	$(25,010)	$211,421
Derivative liabilities with right of offset or master netting agreements	(193,973)	25,010	(168,963)

Concentration of Credit Risk
The Company believes that it has limited credit risk with respect to its exchange-traded contracts, as such contracts are subject to financial safeguards and transaction guarantees through NYMEX. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with large multinational financial institutions with investment grade credit ratings or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of September 30, 2019 and December 31, 2018 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company enters into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. If the Company believes a counterparty’s creditworthiness has declined or is suspect, it may seek to novate the applicable ISDA Agreement to another financial institution that has an ISDA Agreement in place with the Company. The Company did not incur any losses due to counterparty nonperformance during the three and nine months ended September 30, 2019 or the year ended December 31, 2018.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	September 30, 2019	December 31, 2018
Oil and natural gas properties:
Subject to depletion	$8,070,247	$6,659,444
Not subject to depletion
Incurred in 2019	286,598	—
Incurred in 2018	402,583	677,920
Incurred in 2017 and prior	2,229,229	2,610,882
Total not subject to depletion	2,918,410	3,288,802
Oil and natural gas properties, successful efforts method	10,988,657	9,948,246
Less accumulated depreciation, depletion and impairment	(1,851,971)	(1,295,098)
Total oil and natural gas properties, net	9,136,686	8,653,148
Other property, plant and equipment	213,311	206,662
Less accumulated depreciation	(33,902)	(35,923)
Other property, plant and equipment, net	179,409	170,739
Total property, plant and equipment, net	$9,316,095	$8,823,887

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects.
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties and mineral interests are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $206.8 million and $570.7 million for the three and nine months ended September 30, 2019, respectively, and $153.4 million and $412.9 million for the three and nine months ended September 30, 2018, respectively. The Company had no exploratory wells in progress at September 30, 2019 or December 31, 2018.
NOTE 6. ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three and nine months ended September 30, 2019, the Company incurred costs of $9.2 million and $33.8 million, respectively, related to the purchase of leasehold acreage. During the three and nine months ended September 30, 2019, the Company reflected $5.5 million and $22.0 million, respectively, as part of costs not subject to depletion and $3.7 million and $11.8 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.
During the three and nine months ended September 30, 2018, the Company incurred costs of $40.7 million and $96.7 million, respectively, related to the acquisition of leasehold acreage. During the three and nine months ended September 30, 2018, the Company reflected $35.5 million and $86.4 million, respectively, as part of costs not subject to depletion and $5.2 million and $10.3 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.
During each of the three and nine months ended September 30, 2019 and 2018, the Company exchanged certain leasehold acreage and oil and natural gas properties with third parties, with no gain or loss recognized.
Divestitures
During the three and nine months ended September 30, 2019, the Company closed sales of certain leasehold acreage for proceeds of $0.4 million and $38.3 million, including customary purchase price adjustments. Upon closing these sales, the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC Topic 932, Extractive Activities—Oil and Gas (“ASC 932”).

During the three months and nine months ended September 30, 2019, the Company completed the sale of certain property, plant and equipment for proceeds of $2.7 million. The Company recognized a $1.9 million gain on the sale.

During the three months and nine months ended September 30, 2018, Pacesetter completed the sale of all of its physical assets for proceeds of $13.1 million, consisting of $11.0 million in cash and a $2.1 million term loan that matured during the fourth quarter of 2018. The Company recognized a $1.2 million gain on the sale. Upon the liquidation of Pacesetter, its remaining assets will be distributed to its members, including Parsley Energy Operations, LLC, a wholly owned subsidiary of Parsley LLC.
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
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2019 (in thousands):

September 30, 2019
Asset retirement obligations, beginning of period	$26,884
Additional liabilities incurred	929
Accretion expense	1,071
Liabilities settled upon plugging and abandoning wells	(484)
Disposition of wells	(295)
Revision of estimates	690
Asset retirement obligations, end of period	$28,795

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. DEBT
The Company’s debt consisted of the following as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Revolving Credit Agreement due 2021	$15,000	$—
6.250% senior unsecured notes due 2024	400,000	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	450,000
5.625% senior unsecured notes due 2027	700,000	700,000
Capital leases(1)	—	4,202
Total debt	2,215,000	2,204,202
Debt issuance costs on senior unsecured notes	(20,315)	(22,918)
Premium on senior unsecured notes	2,408	2,796
Less: current portion of debt	—	(2,413)
Total long-term debt	$2,197,093	$2,181,667

(1)
As a result of the implementation of ASU No. 2016-02, Leases (Topic 842), as of September 30, 2019, capital leases have been reclassified to include the current portion in Other current liabilities and the noncurrent portion in Financing lease liabilities on the Company’s condensed consolidated balance sheets.

Revolving Credit Agreement
As of September 30, 2019, the borrowing base under the Revolving Credit Agreement was $2.7 billion with a commitment level of $1.0 billion. Parsley LLC had $15.0 million in borrowings outstanding at an interest rate of 3.28% and $8.7 million in letters of credit outstanding at a weighted average interest rate of 1.25%, resulting in $976.3 million of availability under the Revolving Credit Agreement as of September 30, 2019. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
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
As of September 30, 2019, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Expense
The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash payments for interest	$13,610	$30,345	$71,774	$94,392
Change in interest accrual	18,912	1,452	25,234	1,015
Amortization of deferred loan origination costs	1,185	1,186	3,556	3,560
Amortization of bond premium	(129)	(129)	(387)	(387)
Total interest expense, net	$33,578	$32,854	$100,177	$98,580

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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes lease costs on a straight-line basis over the term of the lease. The depreciable life of assets is limited by the non-cancellable term of the lease, unless there is a transfer of title or purchase option reasonably certain of exercise. The components of the Company’s lease costs as of September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease costs:
Amortization of right-of-use assets	$704	$2,146
Interest on lease liabilities	58	187
Operating lease costs(1)	23,399	71,405
Short-term lease costs(2)	3,261	14,982
Variable lease costs(3)	10,011	18,460
Sublease income	(133)	(359)
Total lease costs	$37,300	$106,821

(1)
For the three and nine months ended September 30, 2019, operating lease costs are included in the following line items on the Company’s condensed consolidated financial statements: $16.8 million and $54.5 million, respectively, are capitalized as part of Oil and natural gas properties; $2.4 million and $7.6 million, respectively, are included in General and administrative expenses; $1.9 million and $4.9 million, respectively, are included in Lease operating expenses; and $2.3 million and $4.3 million, respectively, are included in Other operating expenses.

(2)
Short-term lease costs represent costs related to leases with a contract term of one year or less. Short-term lease costs of $3.1 million for the nine months ended September 30, 2019 are capitalized as part of Oil and natural gas properties. There were no such costs capitalized as part of Oil and natural gas properties for the three months ended September 30, 2019. Short-term lease costs of $3.3 million and $11.9 million, for the three and nine months ended September 30, 2019, respectively, are included in Lease operating expenses.

(3)
Variable lease costs that are not dependent on an index or rate are not included in the lease liability or ROU assets. For the three and nine months ended September 30, 2019, variable lease costs are included in the following line items on the Company’s condensed consolidated financial statements: $7.4 million and $11.8 million, respectively, are capitalized as part of Oil and natural gas properties and $2.6 million and $6.7 million, respectively, are included in General and administrative expenses.

Supplemental cash flow information related to the Company’s leases as of September 30, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16,778
Investing cash outflows from operating leases	$55,935
Operating cash outflows from finance leases	$188
Financing cash outflows from finance leases	$2,126

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$108,108
Finance leases	$2,618

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to the Company’s leases as of September 30, 2019 was as follows (in thousands):

Operating leases
Assets
Operating lease assets, net of accumulated depreciation	$167,316
Liabilities
Current operating lease liabilities	(83,145)
Operating lease liability	(87,217)
Total operating lease liabilities	$(170,362)

Finance leases
Assets
Property and equipment, gross	$8,587
Accumulated depreciation	(4,598)
Property and equipment, net	$3,989
Liabilities
Other current liabilities	$(2,274)
Financing lease liability	(1,768)
Total finance liabilities	$(4,042)

Weighted average remaining lease term (in years)
Operating leases	2.9
Finance leases	1.9

Weighted average discount rate
Operating leases	4.7%
Finance leases	5.6%

Maturities of Lease Liabilities
Maturities of the Company’s lease liabilities as of September 30, 2019 were as follows (in thousands):

	Operating leases	Finance leases
2019	$23,514	$677
2020	78,184	2,234
2021	42,624	1,176
2022	16,189	184
2023	8,792	13
Thereafter	12,814	—
Total lease payments	$182,117	$4,284
Less imputed interest	(11,755)	(242)
Total lease obligations	$170,362	$4,042
Less: Current obligations	$(83,145)	$(2,274)
Long-term lease obligations	$87,217	$1,768

In addition, the Company has entered into a contract for a 12-year real estate lease that will commence during fiscal year 2020 or 2021. On commencement of the lease, the Company will record an additional operating lease liability of approximately $180.5 million.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018, minimum future contractual payments for long-term operating leases under the scope of ASC 840 were as follows (in thousands):

	Operating leases(1)	Finance leases
2019	$71,998	$2,413
2020	39,403	1,288
2021	26,658	436
2022	22,473	51
2023	21,822	14
Thereafter	148,508	—
Total lease payments	$330,862	$4,202

(1)	Operating leases included minimum future contractual payments for long-term operating leases that have not commenced.
NOTE 10. EQUITY
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”)), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For each of the three and nine months ended September 30, 2019 and 2018, Class B common stock was not recognized in dilutive EPS calculations as the effect would have been antidilutive.
The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income attributable to Parsley Energy, Inc. Stockholders	$119,710	$113,309	$211,581	$315,354
Denominator:
Basic weighted average shares outstanding	279,961	277,705	279,491	270,262
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.43	$0.41	$0.76	$1.17
Diluted EPS
Numerator:
Net income attributable to Parsley Energy, Inc. Stockholders	119,710	113,309	211,581	315,354
Diluted net income attributable to Parsley Energy, Inc. Stockholders	$119,710	$113,309	$211,581	$315,354
Denominator:
Basic weighted average shares outstanding	279,961	277,705	279,491	270,262
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	586	691	463	584
Diluted weighted average shares outstanding(1)	280,547	278,396	279,954	270,846
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.43	$0.41	$0.76	$1.16

(1)
As of September 30, 2019 and 2018, there were 1,148,747 and 1,356,522 shares or units of performance-based restricted awards, respectively, that could vest in the future based on predetermined performance and market goals. These awards were not included in the computation of EPS for either the three and nine months ended September 30, 2019 or 2018

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.
Dividends
Dividends paid to holders of Class A common stock, par value $0.01 per share (“Class A common stock”) and distributions paid to holders of PE Units other than the Company (“PE Unit Holders”) are referred to herein collectively as “dividends.” Dividends declared are recorded as a reduction of retained earnings, to the extent that retained earnings were available at the beginning of the reporting period, with any excess recorded as a reduction in paid capital. Dividends paid to PE Unit Holders are treated as a partnership distribution from Parsley LLC and are recorded as a reduction in noncontrolling interests. On August 26, 2019, the Company’s board of directors, on its own behalf and in its capacity as the managing member of Parsley LLC, declared a cash dividend of $0.03 per share of Class A common stock and per LLC Unit. The cash dividend of approximately $9.5 million was paid on September 30, 2019 to holders of Class A common stock and PE Unit Holders of record as of September 20, 2019.
Noncontrolling Interests
During the nine months ended September 30, 2019, certain holders PE Unit Holders, including an officer of the Company, exercised their rights to exchange PE Units under the Parsley LLC Agreement, collectively electing to exchange 1,127,473 PE Units (and a corresponding number of shares of Class B common stock) for 1,127,473 shares of Class A common stock. In turn, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A common stock directly to each of the exchanging PE Unit Holders in satisfaction of their elections. As a result of these exchanges of PE Units (and corresponding shares of Class B common stock) for shares of Class A common stock during the nine months ended September 30, 2019, the Company’s ownership in Parsley LLC increased from 88.5% to 88.8% and the ownership of the PE Unit Holders in Parsley LLC decreased from 11.5% to 11.2%. Because these changes in the Company’s ownership interest in Parsley LLC did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s basis in Parsley LLC and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. The Company has consolidated the financial position and results of operations of Parsley LLC and reflected that portion retained by the PE Unit Holders as a noncontrolling interest.
The following table summarizes the net income attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$19,930	$20,327	$35,035	$64,446
Pacesetter Drilling, LLC	(40)	513	(25)	770
Total net income attributable to noncontrolling interests	$19,890	$20,840	$35,010	$65,216

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
On February 12, 2018, the performance-based restricted stock units (“PSUs”) granted in 2016 and 2017 were converted into performance-based restricted stock awards (“PSAs”) at 200% of the target payout for such awards. Similarly, certain of the time-based restricted stock units (“RSUs”) granted in 2016 were also converted to time-based restricted stock awards (“RSAs”) on February 12, 2018. As converted, the PSAs and RSAs are economically identical to the pre-conversion awards with the same material terms and conditions, including vesting schedules and performance criteria.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation expense recorded for each type of stock-based compensation award activity for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Time-based restricted stock	$873	$1,787	$3,383	$5,841
Time-based restricted stock units	2,431	1,059	6,930	4,091
Performance-based restricted stock(1)	1,119	1,840	3,213	5,186
Performance-based restricted stock units	752	—	1,947	—
Total stock-based compensation	$5,175	$4,686	$15,473	$15,118

(1)	Includes stock-based compensation expense related to historical PSUs that were converted to PSAs.
Stock-based compensation is included in General and administrative expenses in the Company’s condensed consolidated statements of operations included within this Quarterly Report. There was approximately $26.7 million of unamortized compensation expense relating to outstanding RSAs, RSUs, PSAs and PSUs at September 30, 2019. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
The following table summarizes the Company’s stock-based compensation award activity for the nine months ended September 30, 2019:

	Time-Based Restricted Stock (RSAs)	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Awards (PSAs)	Performance-Based Restricted Stock Units (PSUs)
Outstanding at January 1, 2019	715,852	723,354	1,338,439	—
Granted(1)	—	942,825	—	376,166
Vested	(309,699)	(299,578)	(481,820)	(2,455)
Forfeited	(19,763)	(156,945)	(66,112)	(15,471)
Outstanding at September 30, 2019	386,390	1,209,656	790,507	358,240

(1) Weighted average grant date fair value	$—	$17.92	$—	$24.05

NOTE 12. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax and the Texas Margins Tax.
The Company’s effective combined U.S. federal and state income tax rate for the nine months ended September 30, 2019 and 2018 was 19.5% and 19.0%, respectively. During the three and nine months ended September 30, 2019, the Company recognized income tax expense of $35.0 million and $59.8 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized income tax expense of $32.5 million and $89.0 million, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2019 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of net income attributable to noncontrolling ownership interests, the change in valuation allowance and the impact of state income taxes.
The net effect of the exchange of PE Units and Class B common stock for Class A common stock during the nine months ended September 30, 2019 was a decrease in deferred tax liability of $0.3 million.
Tax Receivable Agreement
In connection with the IPO, on May 29, 2014, the Company entered into a Tax Receivable Agreement (the “TRA”) with Parsley LLC and certain PE Unit Holders prior to the IPO (each such person, a “TRA Holder”), including certain executive

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The actual amount and timing of payments to be made under the TRA will depend on a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company’s payments under the TRA constituting imputed interest. As of September 30, 2019, there have been no payments associated with the TRA.
As a result of the exchange of PE Units for shares of Class A common stock by a TRA Holder during the nine months ended September 30, 2019, the Company recorded additional deferred tax assets of $3.5 million. The amount payable pursuant to the TRA increased by $3.0 million, which is 85% of the deferred tax asset, and additional paid in capital increased by $0.5 million.
As of September 30, 2019 and December 31, 2018, the Company had recorded a TRA liability of $71.1 million and $68.1 million, respectively, for the estimated payments that will be made to the TRA Holders who have exchanged PE Units for shares of Class A common stock, along with corresponding deferred tax assets of $83.6 million and $80.1 million, respectively, as a result of the increase in tax basis arising from such exchanges.
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
Liabilities are recorded when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

both September 30, 2019 and December 31, 2018, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.
Contractual Obligations
The Company had no material changes in its contractual commitments and obligations during the nine months ended September 30, 2019 from the amounts listed under Note 13—Commitments and Contingencies to the consolidated financial statements included in the Annual Report.
NOTE 14. RESTRUCTURING AND OTHER TERMINATION COSTS
During the nine months ended September 30, 2019, the Company incurred restructuring and termination costs as part of the Company’s continuing effort to reduce future general and administrative expenses, which included a reduction in employee count. These one-time, nonrecurring costs are reflected in Restructuring and other termination costs in the Company’s condensed consolidated statements of operations included within this Quarterly Report. The following table summarizes the Company’s termination costs for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Termination costs	$—	$—	$1,562	$—
Total restructuring and other termination costs	$—	$—	$1,562	$—

The Company has not recorded an additional liability for restructuring costs as no additional costs have been incurred.
NOTE 15. RELATED PARTY TRANSACTIONS
Well Operations
During each of the three and nine months ended September 30, 2019 and 2018, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates. The revenues disbursed to such Related Party Working Interest Owners for the three and nine months ended September 30, 2019 totaled $1.4 million and $3.9 million, respectively. The revenues disbursed to such Related Party Working Interest Owners for the three and nine months ended September 30, 2018 totaled $0.5 million and $1.4 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, the Company owns a 42.5% interest in SPS. The Company accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three and nine months ended September 30, 2019, the Company incurred charges totaling $2.0 million and $5.8 million, respectively, as compared to $1.7 million and $9.7 million, respectively, for the three and nine months ended September 30, 2018, for services performed by SPS for the Company’s well operations and drilling activities.
Lone Star Well Service, LLC
The Company makes purchases of equipment used in its drilling operations from Lone Star Well Service, LLC (“Lone Star”), which is controlled by SPS. During the three and nine months ended September 30, 2018, the Company incurred charges totaling $0.1 million and $3.8 million, respectively, for services performed by Lone Star for the Company’s well operations and drilling activities. The Company incurred no such charges during the three and nine months ended September 30, 2019.

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
During the nine months ended September 30, 2019, an executive officer of the Company elected to exchange 420,000 PE Units (and a corresponding number of shares of Class B common stock) for 420,000 shares of Class A common stock. The Company exercised its call right under the Parsley LLC Agreement and elected to issue Class A common stock to the exchanging PE Unit Holder in satisfaction of such individual’s election notice.
NOTE 16. SIGNIFICANT CUSTOMERS
For the nine months ended September 30, 2019 and 2018, the following customers accounted for more than 10% of the Company’s revenue:

	Nine Months Ended September 30,
	2019	2018
Shell Trading (US) Company	57%	53%
Lion Oil, Inc.	28%	21%
Targa Pipeline Mid-Continent, LLC	8%	11%

If a significant customer were to stop purchasing oil and natural gas from the Company, the Company’s revenue could decline and the Company’s operating results and financial condition could be harmed. While the Company believes that the Company could procure substitute or additional customers to offset the loss of one or more of the Company’s current significant customers, there is no assurance that the Company would be successful in doing so on terms acceptable to the Company or at all.
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
Unproved oil and natural gas properties are assessed periodically for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales, remaining lease terms and the expiration of all or a portion of such projects. The Company’s periodic assessment also considers its ability to prioritize expenditures to drill leases and to make payments to extend the lease term as well as its ability to enter into leasehold exchange transactions that allow for higher concentrations of ownership and development. The Company recognizes leasehold abandonment expense for unproved properties at the time when the lease term has expired or sooner based on management’s periodic estimates. Leasehold abandonment and impairment of unproved oil and natural gas properties is recorded in Exploration and abandonment costs in the Company’s consolidated statements of operations. The Company recognized leasehold abandonment and impairment charges of $11.9 million and $34.1 million during the three and nine months ended September 30, 2019 and $10.0 million and $18.3 million during the three and nine months ended September 30, 2018, respectively.
Proved Oil and Natural Gas Properties. During each of the three and nine months ended September 30, 2019 and 2018, the Company did not recognize impairment charges, as the carrying amount of the Company’s proved oil and natural gas properties exceeded their undiscounted future cash flows.
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

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative instruments(1)	$—	$271,266	$—	$271,266
Total assets	$—	$271,266	$—	$271,266

Liabilities:
Commodity derivative instruments(1)	$—	$(224,538)	$—	$(224,538)
Total liabilities	$—	$(224,538)	$—	$(224,538)
Net asset	$—	$46,728	$—	$46,728

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

Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.250% senior unsecured notes due 2024	400,000	416,716	400,000	394,144
5.375% senior unsecured notes due 2025	650,000	661,557	650,000	605,885
5.250% senior unsecured notes due 2025	450,000	457,353	450,000	424,980
5.625% senior unsecured notes due 2027	700,000	725,200	700,000	636,041
Revolving Credit Agreement	15,000	15,000	—	—

The fair values of the Notes were determined using the September 30, 2019 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of September 30, 2019, there are no indicators for change in the Company’s market spread.
NOTE 18. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than described below, that required disclosure or recognition in these financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Jagged Peak Acquisition
On October 14, 2019, the Company, Jackal Merger Sub, Inc., a wholly owned subsidiary of the Company, and Jagged Peak Energy Inc. (“Jagged Peak”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the Company’s acquisition of Jagged Peak (the “Jagged Peak Acquisition”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Jagged Peak Acquisition (the “Effective Time”) each issued and outstanding share of Jagged Peak common stock as of immediately prior to such time that is eligible to be converted into Class A common stock in accordance with the terms of the Merger Agreement will be converted into the right to receive 0.447 shares of Class A common stock.
The closing of the Jagged Peak Acquisition is conditioned on certain customary conditions, including the receipt of required approvals of the Company’s and Jagged Peak’s stockholders, the satisfaction of certain regulatory approvals, and the effectiveness of the registration statement on Form S-4, containing a joint proxy statement/prospectus, relating to the shares of Class A common stock issuable as consideration for the Jagged Peak Acquisition.

The Merger Agreement also provides the Company and Jagged Peak the right to terminate the Merger Agreement under certain circumstances. Should certain unanticipated events occur under specified circumstances outlined in the Merger Agreement, the Company could be required to pay Jagged Peak a $189.0 million termination fee or Jagged Peak could be required to pay the Company a $57.4 million termination fee.
Upon the completion of the Jagged Peak Acquisition, it is expected that the Company’s stockholders as of immediately prior to the completion of the Jagged Peak Acquisition will own approximately 77%, and Jagged Peak’s stockholders as of immediately prior to the completion of the Jagged Peak Acquisition will own approximately 23%, of the Company’s outstanding Class A common stock and Class B common stock. In addition, the board of directors of the Company will be expanded to 11 directors, including two independent directors from the board of directors of Jagged Peak as mutually agreed upon by the Company and Jagged Peak. The Merger Agreement also provides that, upon the consummation of the Jagged Peak Acquisition, the officers of the Company immediately prior to the Effective Time shall be the officers of the combined company and Parsley will assume Jagged Peak’s outstanding $500 million of 5.875% senior unsecured notes due 2026. The combined company will be headquartered in Austin, Texas.
The Jagged Peak Acquisition is expected to close in the first quarter of 2020.
For additional information regarding the Jagged Peak Acquisition, see the Company’s registration statement on Form S-4 that was filed with the SEC on November 5, 2019 and any other information relating to the Jagged Peak Acquisition that the Company has filed with the SEC.
Dividends
On November 5, 2019, the Company’s board of directors, on its own behalf and in its capacity as the managing member of Parsley LLC, declared a cash dividend of $0.03 per share of Class A common stock and per LLC Unit, payable December 20, 2019 to holders of Class A common stock and PE Unit Holders of record as of December 10, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
As a holding company and the sole managing member of Parsley Energy, LLC (“Parsley LLC”), (i) our sole material asset consists of 281,238,301 PE Units as of September 30, 2019, (ii) we are responsible for all operational, management and administrative decisions of Parsley LLC, and (iii) we consolidate the financial results of Parsley LLC and its subsidiaries.
Our Properties
At September 30, 2019, we held 250,015 gross (190,072 net) leasehold acres. Our identified horizontal drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves Counties, Texas, in the Delaware Basin.
As of September 30, 2019, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	863	712.1	451	421.6	1,314	1,133.7
Delaware Basin	13	12.5	109	102.8	122	115.3
Total	876	724.6	560	524.4	1,436	1,249.0
As of September 30, 2019, we held an interest in 1,916 gross (1,310.6 net) wells, including wells that we do not operate.
From the commencement of our horizontal drilling program in 2013 through September 30, 2019, we have placed on production 445 gross (402.8 net) horizontal wells in the Midland Basin and 90 gross (86.6 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal wells placed on production during the periods indicated:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Area	Gross	Net	Gross	Net
Midland Basin	30	28.5	88	84.2
Delaware Basin	5	4.9	20	19.2
Total	35	33.4	108	103.4

How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;

•	lease operating expenses;

•	capital expenditures;

•	returns on capital invested; and

•	certain unit costs.
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
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil sales	92%	83%	90%	85%
Natural gas sales	2%	3%	2%	3%
Natural gas liquids sales	6%	14%	8%	12%
Other revenues include fees from third parties, including working interest owners in our operated wells, and fees relating to our midstream operations, as well as water, easement and other surface use fees charged by Parsley Minerals, LLC to third parties. During the three and nine months ended September 30, 2018, other revenues also included drilling service fees charged by Pacesetter Drilling, LLC (“Pacesetter”) to third parties for drilling services.
Production Volumes
The following table presents production volumes for our properties for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil (MBbls)	8,440	6,763	23,423	18,269
Natural gas (MMcf)	14,475	9,878	37,967	27,669
Natural gas liquids (MBbls)	2,983	2,281	8,120	6,030
Total (MBoe)	13,836	10,690	37,871	28,911
Average net production (Boe/d)	150,391	116,196	138,722	105,901
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
We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may differ from our historical hedging strategy. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production. See Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details regarding volumes and terms of our derivative instruments as of September 30, 2019.
We will have recognized the following losses in Gain (loss) on derivatives on our condensed consolidated statements of operations from net premiums paid or deferred on options that will settle during the following periods (in thousands):

Q4 2019	(11,765)
Q1 2020	(14,090)
Q2 2020	(15,687)
Q3 2020	(11,548)
Q4 2020	(11,548)
Total	$(64,638)
Recent Events
Jagged Peak Acquisition
On October 14, 2019, the Company, Jackal Merger Sub, Inc., our wholly owned subsidiary, and Jagged Peak Energy Inc. (“Jagged Peak”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for our acquisition of Jagged Peak (the “Jagged Peak Acquisition”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Jagged Peak Acquisition (the “Effective Time”), each issued and outstanding share of Jagged Peak common stock as of immediately prior to such time that is eligible to be converted into our Class A common stock, par value $0.01 per share (“Class A common stock” and, together with our Class B common stock, par value $0.01 per share (“Class B common stock”), “common stock”) in accordance with the terms of the Merger Agreement will be converted into the right to receive 0.447 shares of our Class A common stock. The Jagged Peak Acquisition is expected to close in the first quarter of 2020.

For additional information regarding the Jagged Peak Acquisition, see Note 18—Subsequent Events—Jagged Peak Acquisition to our condensed consolidated financial statements included elsewhere in this Quarterly Report, our registration statement on Form S-4 that was filed with the SEC on November 5, 2019 and any other information relating to the Jagged Peak Acquisition that the Company has filed with the SEC.

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
Given the volatility of commodity prices in recent years and their impact on our estimated future cash flows, we periodically review our proved oil and natural gas properties for impairment. During each of the three and nine months ended September 30, 2019 and 2018, we did not recognize an impairment of our proved oil and natural gas properties. At September 30, 2019, in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 57% per field and, individually, by a minimum of 42%.
The key assumptions used to determine our expected undiscounted future cash flows include, but are not limited to, future commodity prices, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. All inputs in the undiscounted future cash flow estimate, except commodity price estimates, remained relatively consistent from September 30, 2018 to September 30, 2019. We evaluate future commodity pricing for oil and NGLs based on five-year NYMEX WTI futures prices, which decreased from September 30, 2018 to September 30, 2019, and future commodity pricing for natural gas based on five-year NYMEX Henry Hub futures prices, which decreased from September 30, 2018 to September 30, 2019. The decrease in value of undiscounted cash flows from September 30, 2018 to September 30, 2019 is primarily due to the price decreases mentioned above.
As part of our period end reserves estimation process for future periods, we expect changes in the key assumptions used, which could be significant, including updates to future pricing estimates and differentials, future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions. There is a significant degree of uncertainty with respect to the assumptions used to estimate future undiscounted cash flows due to, but not limited to, the risk factors referred to in “Item 1A. Risk Factors” included in this Quarterly Report and in the Annual Report.
Any decrease in pricing, negative change in price differentials or increase in capital or operating costs could negatively impact the estimated undiscounted cash flows related to our proved oil and natural gas properties. A decrease of 10% in estimated future pricing of oil and natural gas commodities as of September 30, 2019, however, would not have resulted in an impairment of our proved oil and natural gas properties.
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
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Capital expenditures	$318,293	$444,314	$1,096,611	$1,345,511

Results of Operations
Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Production revenues (in thousands):
Oil sales	$465,549	$424,549	$1,292,563	$1,151,977
Natural gas sales	8,566	12,810	23,159	42,469
Natural gas liquids sales	33,041	71,294	115,138	169,189
Total revenues	$507,156	$508,653	$1,430,860	$1,363,635

Average realized prices(1):
Oil, without realized derivatives (per Bbls)	$55.16	$62.78	$55.18	$63.06
Oil, with realized derivatives (per Bbls)	54.12	61.44	53.12	60.08
Natural gas, without realized derivatives (per Mcf)	0.59	1.30	0.61	1.53
Natural gas, with realized derivatives (per Mcf)	0.64	1.35	0.70	1.59
Natural gas liquids (per Bbls)	11.08	31.26	14.18	28.06
Average price per Boe, without realized derivatives	36.65	47.58	37.78	47.17
Average price per Boe, with realized derivatives	36.07	46.79	36.60	45.33

Production:
Oil (MBbls)	8,440	6,763	23,423	18,269
Natural gas (MMcf)	14,475	9,878	37,967	27,669
Natural gas liquids (MBbls)	2,983	2,281	8,120	6,030
Total (MBoe)	13,836	10,690	37,871	28,911

Average daily production volume:
Oil (Bbls)	91,739	73,511	85,799	66,919
Natural gas (Mcf)	157,337	107,370	139,073	101,352
Natural gas liquids (Bbls)	32,424	24,793	29,744	22,088
Total (Boe)	150,391	116,196	138,722	105,901

(1)
Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

The table below shows, for the periods indicated, our average realized oil price as a percentage of the average NYMEX oil price, our average realized natural gas price as a percentage of the average NYMEX gas price, and our average realized NGLs price as a percentage of the average NYMEX oil price. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil, natural gas and NGLs revenues. Realized oil, natural gas and NGLs prices are the actual prices realized at the wellhead, adjusted for quality, transportation fees and costs, differentials, marketing premiums or deductions and other factors that affect the price received at the wellhead. During the three and nine months ended September 30, 2019, most of our oil production was sold at NYMEX WTI and most of our natural gas production was sold at Waha Hub prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average realized oil price ($/Bbl)	$55.16	$62.78	$55.18	$63.06
Average NYMEX ($/Bbl)	$56.45	$69.44	$57.06	$66.80
Differential to NYMEX	$(1.29)	$(6.66)	$(1.88)	$(3.74)
Average realized oil price as a percentage of average NYMEX oil price	98%	90%	97%	94%
Average realized natural gas price ($/Mcf)	$0.59	$1.30	$0.61	$1.53
Average NYMEX ($/Mcf)	$2.33	$2.87	$2.57	$2.85
Differential to NYMEX	$(1.74)	$(1.57)	$(1.96)	$(1.32)
Average realized natural gas price as a percentage of average NYMEX gas price	25%	45%	24%	54%
Average realized NGLs price ($/Bbl)	$11.08	$31.26	$14.18	$28.06
Average NYMEX ($/Bbl)	$56.45	$69.44	$57.06	$66.80
Differential to NYMEX	$(45.37)	$(38.18)	$(42.88)	$(38.74)
Average realized NGLs price as a percentage of average NYMEX oil price	20%	45%	25%	42%
As reflected in the table above, our price differential for oil was significantly larger during the three and nine months ended September 30, 2018 than during the three and nine months ended September 30, 2019. Widened oil and natural gas basis differentials were largely attributable to industry concerns regarding the sufficiency of pipeline takeaway capacity for oil, natural gas and NGLs production. As of September 30, 2019, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGLs production.
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues decreased by $1.5 million, or 0.3%, to $507.2 million for the three months ended September 30, 2019 from $508.7 million for the three months ended September 30, 2018.

As shown in the following tables, from the three months ended September 30, 2018 to the three months ended September 30, 2019, the net dollar effect of the decrease in oil, natural gas and NGLs prices was $134.7 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $133.2 million.

	Change in prices	Three months ended September 30, 2019 Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$(7.62)	8,440	$(64,274)
Natural gas (per Mcf)	(0.71)	14,475	(10,204)
Natural gas liquids (per Bbls)	(20.18)	2,983	(60,194)
Total revenues due to change in price			$(134,672)

	Change in production volumes	Three months ended September 30, 2018 Average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	1,677	$62.78	$105,274
Natural gas (MMcf)	4,597	1.30	5,960
Natural gas liquids (MBbls)	702	31.26	21,941
Total revenues due to change in production volumes			$133,175
Our oil, natural gas and NGLs revenues increased by $67.2 million, or 5%, to $1,430.9 million for the nine months ended September 30, 2019 from $1,363.6 million for the nine months ended September 30, 2018.

As shown in the following tables, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, the net dollar effect of the decrease in oil, natural gas and NGLs prices was $332.2 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $399.4 million.

	Change in prices	Nine months ended September 30, 2019 Production volumes	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$(7.88)	23,423	$(184,407)
Natural gas (per Mcf)	(0.92)	37,967	(35,115)
Natural gas liquids (per Bbls)	(13.88)	8,120	(112,692)
Total revenues due to change in price			$(332,214)

	Change in production volumes	Nine months ended September 30, 2018 Average prices	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	5,154	$63.06	$324,993
Natural gas (MMcf)	10,298	1.53	15,805
Natural gas liquids (MBbls)	2,090	28.06	58,641
Total revenues due to change in production volumes			$399,439
Other revenues. Other revenues increased by $0.6 million, or 26%, to $3.0 million for the three months ended September 30, 2019 from $2.4 million for the three months ended September 30, 2018. The increase is predominantly associated with increased income from water fees charged by Parsley Minerals, LLC to third parties.
Other revenues decreased by $2.4 million, or 30%, to $5.5 million for the nine months ended September 30, 2019 from $7.9 million for the nine months ended September 30, 2018. The decrease is predominantly associated with decreased income from easement and drilling service fees charged by Parsley Minerals, LLC and Pacesetter, respectively, to third parties.

Operating expenses
The following table summarizes our expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses (in thousands):
Lease operating expenses	$45,719	$39,777	$129,587	$104,513
Transportation and processing costs	12,052	8,495	26,917	21,233
Production and ad valorem taxes	38,235	30,604	96,386	82,121
Depreciation, depletion and amortization	211,737	157,352	584,023	424,103
General and administrative expenses(1)	36,718	37,555	109,662	108,541
Exploration and abandonment costs	11,988	11,140	35,054	19,917
Acquisition costs	—	—	—	2
Accretion of asset retirement obligations	373	361	1,071	1,074
Gain on sale of property	(1,887)	(1,383)	(1,887)	(6,438)
Restructuring and other termination costs	—	—	1,562	—
Other operating expenses	2,175	6,129	3,563	10,781
Total operating expenses	$357,110	$290,030	$985,938	$765,847

Expense per Boe:
Lease operating expenses	$3.30	$3.72	$3.42	$3.61
Transportation and processing costs	0.87	0.79	0.71	0.73
Production and ad valorem taxes	2.76	2.86	2.55	2.84
Depreciation, depletion and amortization	15.30	14.72	15.42	14.67
General and administrative expenses	2.65	3.51	2.90	3.75
Exploration and abandonment costs	0.87	1.04	0.93	0.69
Acquisition costs	—	—	—	—
Accretion of asset retirement obligations	0.03	0.03	0.03	0.04
Gain on sale of property	(0.14)	(0.13)	(0.05)	(0.22)
Restructuring and other termination costs	—	—	0.04	—
Other operating expenses	0.16	0.57	0.09	0.37
Total operating expenses per Boe	$25.80	$27.11	$26.04	$26.48

(1)
General and administrative expenses include stock-based compensation expense of $5.2 million and $15.5 million for the three and nine months ended September 30, 2019, respectively, and $4.7 million and $15.1 million for the three and nine months ended September 30, 2018, respectively.

Lease operating expenses. Lease operating expenses were $45.7 million and $129.6 million for the three and nine months ended September 30, 2019, respectively, as compared to $39.8 million and $104.5 million for the three and nine months ended September 30, 2018, respectively. The increase is primarily due to the increase in our asset base, including both our operated and non-operated wells.
On a per Boe basis, lease operating expenses decreased $0.42 per Boe, or 11%, to $3.30 for the three months ended September 30, 2019 from $3.72 for the three months ended September 30, 2018, and $0.19 per Boe, or 5%, to $3.42 for the nine months ended September 30, 2019 from $3.61 for the nine months ended September 30, 2018. The decreases in lease operating expenses per Boe are primarily attributable to the increases in production over the applicable periods.
Transportation and processing costs. Transportation and processing costs, which represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements, were $12.1 million and $26.9 million for the three and nine months ended September 30, 2019, respectively, as compared to $8.5 million and $21.2 million for the three and nine months ended September 30, 2018, respectively. The increase is primarily due to the increase in production period over period as well as plant electricity charges and other fees. On a per Boe basis, transportation and processing costs were $0.87 and $0.71 per Boe for the three and nine months ended September 30, 2019, respectively, and $0.79 and $0.73 per Boe for the three and nine months ended September 30, 2018, respectively. The increase in transportation and processing costs per Boe for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily attributable to increased electricity charges and other fees. The decrease in transportation and processing costs per Boe for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, is primarily attributable to the increase in production period-over-period.
Production and ad valorem taxes. Production and ad valorem taxes were $38.2 million and $96.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $30.6 million and $82.1 million for the three and nine months ended September 30, 2018, respectively. On a per Boe basis, production and ad valorem taxes decreased to $2.76 per Boe for the three months ended September 30, 2019 from $2.86 per Boe for the three months ended September 30, 2018, and to $2.55 per Boe for the nine months ended September 30, 2019 from $2.84 per Boe for the nine months ended September 30, 2018.
Overall, for the three months ended September 30, 2019, as compared to the same period in 2018, production taxes decreased by approximately $2.1 million associated with decreased NGLs prices, partially offset by increased oil prices and production volumes. For the nine months ended September 30, 2019, as compared to the same period in 2018, production taxes increased $0.3 million. Ad valorem taxes increased $9.7 million and $14.0 million over the same periods three and nine month periods, respectively, reflecting higher property valuation assessments by local taxing authorities.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $211.7 million and $584.0 million for the three and nine months ended September 30, 2019, respectively, as compared to $157.4 million and $424.1 million for the three and nine months ended September 30, 2018, respectively.
These increases in DD&A are largely attributable to development activity that resulted in an increase in costs subject to depletion as of September 30, 2019, as compared to September 30, 2018 and 29% and 31% increases in production during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases were partially offset by a 10% increase in total proved reserves and a 24% increase in proved developed reserves as of September 30, 2019, as compared to September 30, 2018.
On a per Boe basis, DD&A expense increased to $15.30 per Boe for the three months ended September 30, 2019 from $14.72 per Boe during the three months ended September 30, 2018, and DD&A expense increased to $15.42 per Boe for the nine months ended September 30, 2019 from $14.67 per Boe for the nine months ended September 30, 2018, in each case, primarily due to the increase in production volumes and reserves discussed above.
General and administrative expenses. General and administrative expenses were $36.7 million and $109.7 million during the three and nine months ended September 30, 2019, respectively, and $37.6 million and $108.5 million during the three and nine months ended September 30, 2018, respectively. The decrease for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily due to ongoing corporate cost savings initiatives. The increase for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, is primarily due to an increase in office rent expense offset by the corporate cost savings initiatives, including a reduction in employee count.
On a per Boe basis, general and administrative expenses were $2.65 and $2.90 per Boe during the three and nine months ended September 30, 2019, respectively, as compared to $3.51 and $3.75 per Boe for the three and nine months ended September 30, 2018, respectively. The decreases are a result of production volume growth outpacing general and administrative expenses, as well as the corporate cost savings initiatives discussed above.

Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Leasehold abandonments and impairments	$11,885	$9,996	$34,074	$18,319
Geological and geophysical costs	103	1,094	972	1,404
Other	—	50	8	194
Total exploration and abandonment costs	$11,988	$11,140	$35,054	$19,917
During the three and nine months ended September 30, 2019, we recognized leasehold abandonment and impairment charges of approximately $11.9 million and $34.1 million, respectively. During the three and nine months ended September 30, 2018, we recognized leasehold abandonment and impairment charges of approximately $10.0 million and $18.3 million, respectively. Our leasehold abandonment and impairment charges primarily relate to the release or abandonment of our non-core acreage during these periods.
During the three and nine months ended September 30, 2019, we incurred geological and geophysical expenses of $0.1 million and $1.0 million, respectively, as compared to expenses of $1.1 million and $1.4 million for the same periods in 2018. Our geological and geophysical expenses consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to geoscientific analysis of our acreage.
We recognized other exploration costs of $8.0 thousand during the nine months ended September 30, 2019 and $0.1 million and $0.2 million during the nine months ended September 30, 2018, respectively. There were no such costs recognized during the three months ended September 30, 2019. Other exploration costs include research and other similar costs.
Acquisition costs. During the nine months ended September 30, 2018, we incurred minimal acquisition costs which include non-recurring legal and other due diligence fees associated with certain acquisitions. During the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, we incurred no such acquisition costs.
Gain on sale of property. We recognized a gain on the sale of property of $1.9 million for the three and nine months ended September 30, 2019 and $1.4 million and $6.4 million during the three and nine months ended September 30, 2018, respectively, as discussed in Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Restructuring and other termination costs. During the nine months ended September 30, 2019, we incurred one-time restructuring and other termination costs of $1.6 million as part of our continuing effort to reduce future general and administrative expenses, which included a reduction in employee headcount. We incurred no such restructuring and other termination costs for the three months ended September 30, 2019 or the three and nine months ended September 30, 2018.
Other operating expenses. Other operating expenses included idle charges of $2.2 million and $3.6 million, respectively, during the three and nine months ended September 30, 2019 and $3.9 million during each of the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, other operating expenses also included $2.2 million and $6.9 million, respectively, of costs incurred during the normal course of business of our majority-owned subsidiary, Pacesetter. There were no such costs incurred during the three and nine months ended September 30, 2019 as Pacesetter completed the sale of all of its physical assets during 2018.

Other income (expense)
The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other income (expense) (in thousands):
Interest expense, net	$(33,578)	$(32,854)	$(100,177)	$(98,580)
Gain (loss) on derivatives	56,552	(22,514)	(43,574)	(42,773)
Change in TRA liability	—	—	—	(82)
Interest income	216	1,055	610	4,864
Other (expense) income	(1,678)	(76)	(905)	459
Total other income (expense), net	$21,512	$(54,389)	$(144,046)	$(136,112)
Interest expense, net. Interest expense, net for the three and nine months ended September 30, 2019 was $33.6 million and $100.2 million, respectively, as compared to $32.9 million and $98.6 million, respectively, for the three and nine months ended September 30, 2018.
Gain (loss) on derivatives. We recognized gain on derivatives of $56.6 million and loss on derivatives of $43.6 million during the three and nine months ended September 30, 2019, respectively, as compared to losses on derivatives of $22.5 million and $42.8 million during the three and nine months ended September 30, 2018, respectively. The change in gain (loss) on derivatives for each of the periods is attributable to entering into new hedge positions as well as changes in commodity prices. Where applicable, a decrease in the value of our commodity portfolio is generally attributable to higher commodity prices and, conversely, an increase in the value of our commodity portfolio is generally attributable to lower commodity prices.
Change in TRA liability. During the nine months ended September 30, 2018, we recorded a $0.1 million expense associated with an increase in the TRA liability resulting from the reversal of the valuation allowance recorded during 2017. We incurred no such costs during the three months ended September 30, 2018 or the three and nine months ended September 30, 2019.
Interest income. Interest income was $0.2 million and $0.6 million during the three and nine months ended September 30, 2019, respectively, as compared to $1.1 million and $4.9 million, respectively, during the three and nine months ended September 30, 2018. The change is a result of decreased interest income, including amortization, associated with our previous held-to-maturity securities.
Other (expense) income. Other expense was $1.7 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, as compared to other expense of $0.1 million and other income of $0.5 million for the three and nine months ended September 30, 2018, respectively. The increase in other expense for the three months ended September 30, 2019, as compared to the same period in 2018, is attributable to increases in expense from our equity investment in Spraberry Production Services, LLC and increases in expense in other miscellaneous items. The increase in other expense for the nine months ended September 30, 2019, as compared to the same respective period in 2018, is attributable to increases in expenses associated with other miscellaneous items.
Income Tax Expense
During the three and nine months ended September 30, 2019, we recognized income tax expense of $35.0 million and $59.8 million, respectively, as compared to income tax expense of $32.5 million and $89.0 million during the three and nine months ended September 30, 2018, respectively. These changes were attributable to the changes in our results of operations, discussed above, as well as the impact of net income attributable to noncontrolling ownership interests, change in valuation allowance and state income taxes.

Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Capital expenditures	$318,293	$444,314	$1,096,611	$1,345,511
Our 2019 budget for capital development expenditures is approximately $1,400.0 million to $1,470.0 million, approximately 85% of which is expected to be used for drilling and completions and approximately 15% of which is expected to be used for infrastructure and other expenditures. We expect approximately 30% to 35% of the total budget to be associated with drilling and completions for proved undeveloped reserves as of December 31, 2018. Our capital budget excludes any amounts that may be paid for acquisitions. The amount and timing of capital expenditures during the remainder of 2019 is largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Following the consummation of the Jagged Peak Acquisition, which remains subject to certain closing conditions but is expected to be completed in the first quarter of 2020, we will make any necessary adjustments to our budget for capital development to accommodate the incremental activities associated with the assets acquired.
Based upon current oil and natural gas price expectations for fiscal year 2019, we believe that our cash on hand, cash flow from operations and borrowings under our revolving credit agreement (the “Revolving Credit Agreement”) will be sufficient to fund our operations through 2019. As of September 30, 2019, our liquidity was as follows (in millions):

Cash and cash equivalents	$4.7
Revolving Credit Agreement availability	976.3
Liquidity	$981.0
Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2018 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2019 does not allocate any amounts for acquisitions of oil and natural gas properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Dividends
On August 26, 2019, our board of directors, on its own behalf and in its capacity as the managing member of Parsley LLC, declared a cash dividend of $0.03 per share of Class A common stock and per LLC Unit. The cash dividend of approximately $9.5 million was paid on September 30, 2019 to holders of Class A common stock and holders of PE Units (other than the Company) (“PE Unit Holders”) of record as of September 20, 2019.

On November 5, 2019, our board of directors, on its own behalf and in its capacity as the managing member of Parsley LLC, declared a cash dividend of $0.03 per share of Class A common stock and per LLC Unit, payable December 20, 2019 to holders of Class A common stock and PE Unit Holders of record on December 10, 2019.
Future dividends are at the discretion of our board of directors, and if declared, our board of directors may change the dividend amount based on our liquidity and capital resources at that time.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$941,300	$899,877
Net cash used in investing activities	(1,096,990)	(1,273,057)
Net cash used in financing activities	(2,866)	(13,189)
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $941.3 million and $899.9 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by operating activities increased primarily due to a $64.8 million increase in total revenues due to increased production volumes as well as a $30.0 million increase associated with changes in working capital, offset by a $38.6 million increase in cash based operating expenses, in each case, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Cash based operating expenses include lease operating expenses, transportation and processing costs, production and ad valorem taxes, cash general and administrative expenses and acquisition costs.
Cash flows used in investing activities. Net cash used in investing activities was approximately $1,097.0 million and $1,273.1 million for the nine months ended September 30, 2019 and 2018, respectively. The reduction in the amount of cash used in investing activities was due primarily to a $283.6 million decrease in development costs related to our oil and natural gas properties and a $62.9 million decrease in acquisition costs, offset by a $149.3 million decrease in cash received from short-term investment maturities. Please refer to Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional discussion related to acquisitions.
Cash flows used in financing activities. Net cash used in financing activities was $2.9 million and $13.2 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in financing activities decreased primarily due to $15.0 million of outstanding borrowings under the Revolving Credit Agreement as of September 30, 2019 and $5.3 million decreased payments relating to the vesting of certain stock-based awards, offset by dividends paid of approximately $9.5 million during the nine months ended September 30, 2019.
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
Working Capital
Our working capital totaled ($358.2) million and ($108.2) million at September 30, 2019 and December 31, 2018, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents totaled $4.7 million and $163.2 million at September 30, 2019 and December 31, 2018, respectively. The $158.5 million decrease in cash and cash equivalents is primarily attributable to the development of our oil and natural gas properties, as described in “—Factors Affecting the Comparability of Our Financial Condition and Results of Operations—Capital Expenditures.” Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Contractual Obligations
We had no material changes in our contractual commitments and obligations during the nine months ended September 30, 2019 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.
Critical Accounting Policies and Estimates
There have not been any material changes during the nine months ended September 30, 2019 to the methodology applied by management for critical accounting policies previously disclosed in the Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report for further description of our critical accounting policies.
Off-Balance Sheet Arrangements
As of September 30, 2019, we were party to certain transportation and sale agreements providing for the delivery of fixed and determinable quantities of oil and natural gas, which we enter into in the ordinary course of business. If production volumes are not sufficient to meet these contracted delivery commitments, we may be subject to deficiency fees unless we purchase commodities in the market to satisfy such commitments. See Note 13—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
We enter into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. We plan to continue our practice of entering into such transactions at times and on terms desired to maintain a portfolio of commodity derivative contracts covering a portion of our projected oil and natural gas production. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at September 30, 2019, see Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
As of September 30, 2019, the fair market value of our oil and natural gas derivative contracts was a net asset of $46.7 million, including deferred premium payables of $63.8 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of September 30, 2019, the fair market value of our oil derivative contracts was a net asset of $47.4 million. Based on our open oil derivative positions at September 30, 2019, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $123.8 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative asset by approximately $15.4 million. As of September 30, 2019, the fair market value of our natural gas derivative contracts was a net liability of $0.7 million. Based on our open natural gas derivative positions at September 30, 2019, a 10% increase in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $1.2 million. Based on our open natural gas derivative positions at September 30, 2019, a 10% decrease in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $1.1 million. Please read “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Prices on the Sale of Oil, Natural Gas and NGLs.”
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

Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of September 30, 2019, we had $2.2 billion of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.6%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to interest rate risk as a result of our Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of September 30, 2019, we had $15.0 million of outstanding borrowings under our Revolving Credit Agreement with an interest rate of 3.28%. Based on this amount outstanding, an increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $0.2 million.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See also “Item 1A. Risk Factors—Litigation relating to the Jagged Peak Acquisition could result in an injunction preventing the completion of the Jagged Peak Acquisition and/or substantial costs.”
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings, other than as set forth below.
The following risk factors relate to the Jagged Peak Acquisition. Additional information concerning these and other risk factors related to the Jagged Peak Acquisition can be found in our registration statement on Form S-4 that was filed with the SEC on November 5, 2019. For additional information regarding the Jagged Peak Acquisition, see Note 18—Subsequent Events—Jagged Peak Acquisition to our condensed consolidated financial statements included elsewhere in this Quarterly Report, our registration statement on Form S-4 that was filed with the SEC on November 5, 2019 and any other information relating to the Jagged Peak Acquisition that we have filed with the SEC.

Our stockholders will have a reduced ownership in the combined company after the Jagged Peak Acquisition.
Based on the number of issued and outstanding shares of Jagged Peak common stock as of October 31, 2019 and the number of outstanding Jagged Peak equity awards currently estimated to be payable in shares of our Class A common stock in connection with the Jagged Peak Acquisition, we anticipate issuing approximately 95.4 million shares of our Class A common stock pursuant to the Merger Agreement. The actual number of shares of our Class A common stock to be issued pursuant to the Merger Agreement will be determined at the completion of the Jagged Peak Acquisition based on the number of shares of Jagged Peak common stock outstanding immediately prior to such time. The issuance of these new shares could have the effect of depressing the market price of our Class A common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our Class A common stock to decline or increase at a reduced rate.
Immediately after the completion of the Jagged Peak Acquisition, it is expected that our stockholders as of immediately prior to the completion of the Jagged Peak Acquisition will own approximately 77%, and Jagged Peak stockholders as of immediately prior to the completion of the Jagged Peak Acquisition will own approximately 23%, of our issued and outstanding Class A common stock and Class B common stock. As a result, our current stockholders will have less influence on the policies of the combined company than they currently have on our policies.
The Jagged Peak Acquisition is subject to a number of conditions, which, if not fulfilled, or not fulfilled in a timely manner, may delay completion of the Jagged Peak Acquisition or result in termination of the Merger Agreement.
The respective obligations of each party to effect the Jagged Peak Acquisition are subject to the satisfaction at or prior to the Effective Time of the following conditions:

•	the approval of the Jagged Peak merger proposal by Jagged Peak stockholders must have been obtained;

•	the approval by our stockholders of the issuance of our Class A common stock in the Jagged Peak Acquisition must have been obtained;

•	shares of our Class A common stock that will be issued in the Jagged Peak Acquisition must have been authorized for listing on NYSE, upon official notice of issuance;

•
the registration statement on Form S-4, filed in connection with the Jagged Peak Acquisition, will have become effective under the Securities Act of 1933, as amended, and no stop order suspending its effectiveness may be in effect;

•	no injunctions or decrees by any relevant governmental entity that prevent the Jagged Peak Acquisition may be outstanding;

•	all requisite regulatory approvals, both antitrust or otherwise and both U.S. and non-U.S., must have been obtained;

•	subject to certain exceptions and materiality standards provided in the Merger Agreement, the representations and warranties of the other party must be true and correct;

•	each party must have performed or complied in all material respects with all of its obligations under the Merger Agreement; and

•
each party and Jagged Peak must have each received a tax opinion from its respective counsel to the effect that the Jagged Peak Acquisition will constitute a “reorganization” under the Internal Revenue Code of 1986, as amended (the “Code”).

Many of the conditions to completion of the Jagged Peak Acquisition are not within our control, and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to May 14, 2020, it is possible that the Merger Agreement may be terminated. In addition, should certain unanticipated events occur under specified circumstances outlined in the Merger Agreement, we would be required to pay Jagged Peak a $189.0 million termination fee.
Although we have agreed with Jagged Peak in the Merger Agreement to use reasonable best efforts, subject to certain limitations, to complete the Jagged Peak Acquisition as promptly as practicable, these and other conditions to the completion of the Jagged Peak Acquisition may fail to be satisfied. In addition, satisfying the conditions to and completion of the Jagged Peak Acquisition may take longer, and could cost more, than we expect. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Jagged Peak Acquisition for a significant period of time or prevent them from occurring. Any delay in completing the Jagged Peak Acquisition may adversely affect the cost savings and other benefits that we expect to achieve if the Jagged Peak Acquisition and the integration of the companies’ respective businesses are completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date.
Our business relationships may be subject to disruption due to uncertainty associated with the Jagged Peak Acquisition, which could have a material adverse effect on our results of operations, cash flows and financial position pending and following the Jagged Peak Acquisition.
Parties we do business with may experience uncertainty associated with the Jagged Peak Acquisition, including with respect to current or future business relationships following the Jagged Peak Acquisition. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with other parties following the Jagged Peak Acquisition. These disruptions could have a material and adverse effect on our results of operations, cash flows and financial position, regardless of whether the Jagged Peak Acquisition is completed, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the Jagged Peak Acquisition. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Jagged Peak Acquisition or termination of the Merger Agreement.
Failure to complete the Jagged Peak Acquisition could negatively impact the price of our Class A common stock and have a material adverse effect on our results of operations, cash flows and financial position.
If the Jagged Peak Acquisition is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or our stockholders fail to approve the applicable proposals, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Jagged Peak Acquisition, we would be subject to a number of risks, including the following:

•	negative reactions from the financial markets, including negative impacts on the price of our Class A common stock;

•	negative reactions from our respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;

•	we will still be required to pay certain significant costs relating to the Jagged Peak Acquisition, such as legal, accounting, financial advisor and printing fees;

•	we may be required to pay a termination fee as required by the Merger Agreement;

•
the Merger Agreement places certain restrictions on the conduct of our business pursuant to the terms of the Merger Agreement, which may delay or prevent the undertaking of business opportunities that, absent the Merger Agreement, may have been pursued;

•
matters relating to the Jagged Peak Acquisition (including integration planning) require substantial commitments of time and resources by management, which may have resulted in the distraction from ongoing business operations and pursuing other opportunities that could have been beneficial; and

•
litigation related to any failure to complete the Jagged Peak Acquisition or related to any enforcement proceeding commenced against us to perform our respective obligations under the Merger Agreement.

If the Jagged Peak Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and price of our Class A common stock.
We are expected to incur significant transaction costs in connection with the Jagged Peak Acquisition, which may exceed anticipated costs.
We have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Jagged Peak Acquisition, combining the operations with Jagged Peak and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Jagged Peak Acquisition is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. We will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Jagged Peak Acquisition and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Jagged Peak Acquisition is not completed, could have an adverse effect on our financial condition and operating results.
Litigation relating to the Jagged Peak Acquisition could result in an injunction preventing the completion of the Jagged Peak Acquisition and/or substantial costs.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.
Lawsuits that may be brought against us or our respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Jagged Peak Acquisition. One of the conditions to the closing of the Jagged Peak Acquisition is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Jagged Peak Acquisition. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Jagged Peak Acquisition, that injunction may delay or prevent the Jagged Peak Acquisition from being completed within the expected timeframe or at all, which may adversely affect our respective business, financial position and results of operation.

There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Jagged Peak Acquisition is completed may adversely affect our business, financial condition, results of operations and cash flows.
We may be unable to integrate the business of Jagged Peak successfully or realize the anticipated benefits of the Jagged Peak Acquisition.
The Jagged Peak Acquisition involves the combination of two companies that currently operate as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and we will be required to devote significant management attention and resources to integrating the business practices and operations of Jagged Peak. Potential difficulties that we may encounter as part of the integration process include the following:

•
the inability to successfully combine the business of Jagged Peak in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Jagged Peak Acquisition;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	the assumption of contractual obligations with less favorable or more restrictive terms; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Jagged Peak Acquisition.
In addition, we have operated and, until the completion of the Jagged Peak Acquisition, will continue to operate, independently. It is possible that the integration process could result in:

•	diversion of the attention of our management; and

•	the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies.
Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Jagged Peak Acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results following the Jagged Peak Acquisition.
Our indebtedness following the Jagged Peak Acquisition may limit our financial flexibility and could lead to other adverse consequences.
As of September 30, 2019, we had approximately $2.2 billion principal amount of outstanding indebtedness, consisting of amounts outstanding under our existing credit facility and our senior notes, and, as of June 30, 2019, Jagged Peak had outstanding $650 million principal amount of outstanding indebtedness, consisting of amounts outstanding under its existing credit facility and its senior notes. In connection with the consummation of the Jagged Peak Acquisition, we expect to repay in full the outstanding borrowings and terminate all outstanding commitments under Jagged Peak’s existing credit facility. In connection with the consummation of the Jagged Peak Acquisition, we will also assume Jagged Peak’s senior notes.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available under our credit facility or from other debt financing, in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. If we do not generate sufficient cash flow from operations to service our indebtedness, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, or raising additional capital. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to service our indebtedness, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial position, and operating results. To the extent that we will incur additional indebtedness, the risks associated with our leverage, including the potential inability to service our debt, would increase.

Our future results following the Jagged Peak Acquisition will suffer if we do not effectively manage our expanded operations.
Following the Jagged Peak Acquisition, the size of our business will increase significantly. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Jagged Peak Acquisition.
Following the Jagged Peak Acquisition, the market price of our Class A common stock may be depressed by the perception that Q-Jagged Peak may sell the shares of Class A common stock it will acquire at closing and for other reasons related to the Jagged Peak Acquisition.
Subject to applicable securities law, following their receipt of shares of our Class A common stock in the Jagged Peak Acquisition, former Jagged Peak stockholders, including Q-Jagged Peak Energy Investment Partners, LLC (“Q-Jagged Peak”), an affiliate of Quantum Energy Investment Partners, may seek to sell the shares of our Class A common stock delivered to them, and the Merger Agreement contains no restriction on their ability to sell such shares of our Class A common stock. In addition, concurrently with the execution and delivery of the Merger Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Q-Jagged Peak pursuant to which, among other things and subject to certain restrictions, we are required to file with the SEC a registration statement on Form S-3 registering for resale the shares of our Class A common stock issued to Q-Jagged Peak in the Jagged Peak Acquisition and to conduct certain underwritten offerings upon Q-Jagged Peak’s request. The Registration Rights Agreement also provides Q-Jagged Peak with customary piggyback registration rights. The Registration Rights Agreement shall become effective at the Effective Time and shall terminate prior to effectiveness if the Merger Agreement is terminated prior to the consummation of the transactions contemplated thereby.
In addition to sales by Q-Jagged Peak, other stockholders may also seek to sell shares of our Class A common stock held by them following, or in anticipation of, completion of the Jagged Peak Acquisition. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our common stock, may affect the market for, and the market price of, shares of our Class A common stock in an adverse manner.
Q-Jagged Peak will become a significant holder of our common stock following completion of the Jagged Peak Acquisition.
Upon completion of the Jagged Peak Acquisition, we expect that Q-Jagged Peak will own approximately 17% of our Class A common stock, representing approximately 16% of our combined voting power. As a result, Q-Jagged Peak will have the ability to influence our management and affairs. Further, the existence of a new significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.
So long as Q-Jagged Peak continues to control a significant amount of our common stock, it will continue to be able to influence all matters requiring stockholder approval. In any of these matters, the interests of Q-Jagged Peak may differ or conflict with the interests of our other shareholders. In addition, Q-Jagged Peak and its affiliates may, from time to time, acquire interests in businesses that directly or indirectly compete with our business or our significant existing or potential customers. Q-Jagged Peak and its affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a significant shareholder.
The transactions in connection with the Jagged Peak Acquisition could trigger a limitation on the utilization of the historic U.S. net operating loss carryforwards of Jagged Peak.
Our ability to utilize U.S. net operating loss carryforwards (including any historic loss carryforwards of Jagged Peak) to reduce future taxable income following the consummation of the Jagged Peak Acquisition is subject to various limitations under the Code. Section 382 of the Code imposes such a limitation upon the occurrence of ownership changes resulting from issuances of a company’s stock or the sale or exchange of such company’s stock by certain stockholders if, as a result, there is an aggregate change of more than 50% in the beneficial ownership of such company’s stock by such stockholders during any three-year period. We believe that the transactions in connection with the Jagged Peak Acquisition, if consummated, will not result in an ownership change with respect to us but will result in an ownership change with respect to Jagged Peak, which could trigger a limitation on our ability to utilize any historic loss carryforwards of Jagged Peak following the consummation of the Jagged Peak Acquisition, based on information currently available. The limitation with respect to such loss carryforwards of

Jagged Peak generally would be equal to (i) the fair market value of Jagged Peak’s equity multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. In addition, the limitation would be increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. Any such limitation could cause some of such loss carryforwards from prior to 2018 to expire before we would be able to utilize them to reduce taxable income in future periods.
Following the completion of the Jagged Peak Acquisition, we may incorporate Jagged Peak’s hedging activities into our business, and we may be exposed to additional commodity price risks arising from such hedges.
To mitigate its exposure to changes in commodity prices, Jagged Peak hedges oil prices from time to time, primarily through the use of certain derivative instruments. If we assume existing Jagged Peak hedges, we will bear the economic impact of all of Jagged Peak’s current hedges following the completion of the Jagged Peak Acquisition. Actual crude oil prices may differ from the combined company’s expectations and, as a result, such hedges may or may not have a negative impact on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of Class A common stock during the three months ended September 30, 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2019 - 7/31/2019	—	$—	—	$—
8/1/2019 - 8/31/2019	137	$16.42	—	$—
9/1/2019 - 9/30/2019	1,021	$17.37	—	$—
Total	1,158	$17.26	—	$—

(1)	Consists of shares of Class A common stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
2.1#
Agreement and Plan of Merger, dated as of October 14, 2019, by and between Parsley Energy, Inc., Jackal Merger Sub, Inc. and Jagged Peak Energy Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 15, 2019).

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
4.1
Registration Rights Agreement, dated as of October 14, 2019, by and among Parsley Energy, Inc., Q-Jagged Peak Energy Investment Partners, LLC and any subsequent holder from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 15, 2019).

10.1
Fourth Amended and Restated Limited Liability Company Agreement of Parsley Energy, LLC, dated July 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on July 25, 2019).

10.2
Voting and Support Agreement, dated as of October 14, 2019, by and between Parsley Energy, Inc., Jagged Peak Energy Inc., Jackal Merger Sub, Inc. and Q-Jagged Peak Energy Investment Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 15, 2019).

10.3
Voting and Support Agreement, dated as of October 14, 2019, by and between Parsley Energy, Inc., Jagged Peak Energy Inc., Jackal Merger Sub, Inc. and Bryan Sheffield (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 15, 2019).

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
101.1*
The following materials from Parsley Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

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

#
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Parsley agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARSLEY ENERGY, INC.

November 7, 2019	By:	/s/ Matt Gallagher
Matt Gallagher
President and Chief Executive Officer (Principal Executive Officer)

November 7, 2019	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)