Form 10-Q
period 2020-03-31
Parsley Energy, Inc.
filed 2020-05-08
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 6, 2020, the registrant had 377,598,986 shares of Class A common stock and 35,129,172 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects and acquisitions, outcomes and effects of litigation, claims and disputes, derivative activities, potential financing and prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “intend,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
Our forward-looking statements address the various risks and uncertainties associated with the extraordinary recent market environment and impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic during recent periods, as well as the resulting drastic impact on the global supply and demand of oil, natural gas and natural gas liquids (“NGLs”) and the expected impact on our business, operations, earnings and results, including:
•the extent and duration of the recent swift and material decline in global demand for, and prices of, oil, natural gas and NGLs;
•uncertainty regarding the scope and length of time it will take for the United States and the rest of the world to slow the spread of COVID-19 to the point where the applicable governmental authorities are comfortable easing current restrictions on various commercial and economic activities that have resulted in significantly reduced demand for oil, natural gas and NGLs;
•the effect of an overhang of significant amounts of crude oil inventory stored in the United States and elsewhere and the impact that such inventory overhang ultimately has on our ability to produce and sell oil, natural gas and
NGLs;
•uncertainty as to whether the future actions of foreign oil producers, such as Saudi Arabia and Russia, will prolong or exacerbate the current over-supply of crude oil; and
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect the global credit markets as well as demand for oil, natural gas and NGLs.

In addition, forward-looking statements may include statements about our:
•business strategy;
•reserves;
•realized oil, natural gas and NGLs prices;
•leasehold, minerals or business acquisitions or divestitures, including the Jagged Peak Acquisition (as defined herein);
•ability to achieve the anticipated synergies, operational efficiencies and returns from the Jagged Peak Acquisition;
•exploration and development drilling prospects, inventories, projects and programs;
•ability to replace the reserves we produce through drilling and property acquisitions;
•marketing of oil, natural gas and NGLs;
•financial strategy, liquidity and capital required for our development program;
•timing and amount of future production of oil, natural gas and NGLs;
•hedging strategy and results;
•future drilling plans;
•competition and government regulations;

•ability to obtain permits and governmental approvals;
•pending legal or environmental matters;
•costs of developing our properties;
•general economic conditions;
•credit markets;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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
The terms defined in this section may be used in this Quarterly Report:

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

(8)	Developed acreage. Acreage spaced or assigned to productive wells, excluding undrilled acreage held by production under the terms of the applicable lease.
(9)	Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
(10)	Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
(11)
Economically producible. A resource that generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. For a complete definition of economically producible, refer to the SEC’s Regulation S-X, Rule 4-10(a)(10).

(12)
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
(iii) Dry hole contributions and bottom hole contributions.
(iv) Costs of drilling and equipping exploratory wells.
(v) Costs of drilling exploratory type stratigraphic test wells.
(13)	Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.
(14)	Extension well. A well drilled to extend the limits of a known reservoir.
(15)
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

(16)	Formation. A layer of rock which has distinct characteristics that differ from nearby rock.
(17)	Free cash flow. A non-GAAP financial measure, which we define as cash flow from operations before changes in operating assets and liabilities less development capital expenditures.
(18)	GAAP. Accounting principles generally accepted in the United States.
(19)	Gross acres or gross wells. The total acres or wells, as the case may be, in which an entity owns a working interest.
(20)	Horizontal drilling. A drilling technique where a well is drilled vertically to a certain depth and then drilled laterally within a specified target zone.
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,274	$20,739
Accounts receivable, net of allowance for doubtful accounts:
Joint interest owners and other	44,709	48,785
Oil, natural gas and natural gas liquids	126,917	192,216
Related parties	5,912	183
Short-term derivative instruments, net	529,431	127,632
Other current assets	56,949	8,818
Total current assets	809,192	398,373
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	7,389,684	11,272,124
Accumulated depreciation and depletion	—	(2,117,963)
Total oil and natural gas properties, net	7,389,684	9,154,161
Other property, plant and equipment, net	184,240	170,306
Total property, plant and equipment, net	7,573,924	9,324,467
NONCURRENT ASSETS
Operating lease assets, net of accumulated depreciation	124,233	128,529
Long-term derivative instruments, net	95,335	—
Other noncurrent assets	4,430	4,845
Total noncurrent assets	223,998	133,374
TOTAL ASSETS	$8,607,114	$9,856,214
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$525,913	$416,346
Revenue and severance taxes payable	180,429	154,556
Short-term derivative instruments, net	192,599	158,522
Current operating lease liabilities	55,354	61,198
Other current liabilities	4,028	5,002
Total current liabilities	958,323	795,624
NONCURRENT LIABILITIES
Long-term debt	2,998,688	2,182,832
Deferred tax liability	11,158	193,409
Operating lease liability	71,510	69,195
Payable pursuant to tax receivable agreement	—	70,529
Long-term derivative instruments, net	17,488	—
Asset retirement obligations	27,368	20,538
Financing lease liability	1,706	1,320
Other noncurrent liabilities	188	119
Total noncurrent liabilities	3,128,106	2,537,942
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 378,295,514 shares issued and 377,578,206 shares outstanding at March 31, 2020 and 282,260,133 shares issued and 281,241,443 shares outstanding at December 31, 2019	3,783	2,822
Class B, $0.01 par value, 125,000,000 shares authorized, 35,147,222 and 35,420,258 shares issued and outstanding at March 31, 2020 and December 31, 2019	352	355
Additional paid in capital	6,994,612	5,200,795
(Accumulated deficit) retained earnings	(2,814,540)	570,889
Treasury stock, at cost, 717,308 shares and 1,018,690 shares at March 31, 2020 and December 31, 2019	(11,049)	(17,428)
Total stockholders' equity	4,173,158	5,757,433
Noncontrolling interests	347,527	765,215
Total equity	4,520,685	6,522,648
TOTAL LIABILITIES AND EQUITY	$8,607,114	$9,856,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
REVENUES
Oil sales	$522,172	$368,126
Natural gas sales	5,169	14,452
Natural gas liquids sales	32,435	43,785
Other	5,027	1,308
Total revenues	564,803	427,671
OPERATING EXPENSES
Lease operating expenses	73,608	41,172
Transportation and processing costs	14,195	8,257
Production and ad valorem taxes	37,183	27,407
Depreciation, depletion and amortization	274,680	173,723
General and administrative expenses	35,964	38,037
Exploration and abandonment costs	561,611	22,994
Impairment of long-lived assets	4,374,253	—
Acquisition costs	14,425	—
Accretion of asset retirement obligations	435	345
Gain on sale of property	(10)	—
Restructuring and other termination costs	34,769	—
Other operating income (expense)	169	(811)
Total operating expenses	5,421,282	311,124
OPERATING (LOSS) INCOME	(4,856,479)	116,547
OTHER INCOME (EXPENSE)
Interest expense, net	(41,679)	(33,002)
Loss on early extinguishment of debt	(21,388)	—
Gain (loss) on derivatives	545,692	(119,687)
Change in TRA liability	70,529	—
Interest income	249	291
Other (expense) income	(3,983)	58
Total other income (expense), net	549,420	(152,340)
LOSS BEFORE INCOME TAXES	(4,307,059)	(35,793)
INCOME TAX BENEFIT	570,963	7,790
NET LOSS	(3,736,096)	(28,003)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	369,696	3,939
NET LOSS ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$(3,366,400)	$(24,064)

Net loss per common share:
Basic	$(9.20)	$(0.09)
Diluted	$(9.20)	$(0.09)
Weighted average common shares outstanding:
Basic	366,064	278,794
Diluted	366,064	278,794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings (Accumulated deficit)	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interests	Total equity
	(In thousands)
Balance at December 31, 2019	282,260	35,420	$2,822	$355	$5,200,795	$570,889	1,019	$(17,428)	$5,757,433	$765,215	$6,522,648
Shares of Class A common stock issued or reissued for acquisition	95,533	—	956	—	1,606,923	—	(1,019)	17,428	1,625,307	150,892	1,776,199
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	191,514	—	—	—	191,514	(191,514)	—
Exchange of PE Units and Class B common stock for Class A common stock	273	(273)	3	(3)	5,613	—	—	—	5,613	(5,613)	—
Change in net deferred tax liability due to issuance of PE Units by Parsley LLC	—	—	—	—	(21,371)	—	—	—	(21,371)	—	(21,371)
Vesting of restricted stock units	230	—	2	—	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	616	(11,049)	(11,049)	—	(11,049)
Restricted stock forfeited	—	—	—	—	(198)	—	101	—	(198)	—	(198)
Stock-based compensation	—	—	—	—	11,338	—	—	—	11,338	—	11,338
Dividends and distributions declared ($0.05 per share and per unit, respectively)	—	—	—	—	—	(19,029)	—	—	(19,029)	(1,757)	(20,786)
Net loss	—	—	—	—	—	(3,366,400)	—	—	(3,366,400)	(369,696)	(3,736,096)
Balance at March 31, 2020	378,296	35,147	$3,783	$352	$6,994,612	$(2,814,540)	717	$(11,049)	$4,173,158	$347,527	$4,520,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—CONTINUED
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,736,096)	$(28,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	274,680	173,723
Leasehold abandonments and impairments	556,512	22,189
Impairment of long-lived assets	4,374,253	—
Accretion of asset retirement obligations	435	345
Gain on sale of property	(10)	—
Loss on early extinguishment of debt	21,388	—
Stock-based compensation	11,140	5,322
Deferred income tax benefit	(570,963)	(7,790)
Change in TRA liability	(70,529)	—
(Gain) loss on derivatives	(545,692)	119,687
Net cash received (paid) for derivative settlements	16,902	(5,072)
Net cash received (paid) for option premiums	17,995	(10,440)
Other	3,269	1,056
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	145,516	(37,989)
Accounts receivable—related parties	(5,729)	(2,110)
Other current assets	(3,601)	1,438
Other noncurrent assets	91	(3,308)
Accounts payable and accrued expenses	(129,560)	(15,063)
Revenue and severance taxes payable	25,873	(926)
Other noncurrent liabilities	69	—
Net cash provided by operating activities	385,943	213,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(281,871)	(352,650)
Acquisitions of oil and natural gas properties	(7,411)	(13,846)
Cash acquired from the Jagged Peak acquisition	53,347	—
Additions to other property and equipment	(2,146)	(11,106)
Proceeds from sales of property, plant and equipment	265	17,486
Other	(1,142)	809
Net cash used in investing activities	(238,958)	(359,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	1,140,000	120,000
Payments on long-term debt	(1,223,752)	(120,000)
Payments on financing lease obligations	(639)	(676)
Debt issuance costs	(6,407)	—
Repurchase of common stock	(11,049)	(5,309)
Dividends and distributions paid	(20,603)	—
Distributions to owners from consolidated subsidiary	—	(603)
Net cash used in financing activities	(122,450)	(6,588)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,535	(152,836)
Cash, cash equivalents and restricted cash at beginning of period	20,739	163,216
Cash, cash equivalents and restricted cash at end of period	$45,274	$10,380
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$(38,049)	$(30,493)
Cash received for income taxes	$—	$240
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$3,556	$219
Additions to oil and natural gas properties - change in capital accruals	$96,893	$53,654
Common stock issued for oil and natural gas properties	$1,776,199	$—
Net premiums on options that settled during the period	$(13,004)	$(9,516)
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
Recent Events
Depressed Commodity Price Environment
The recent unprecedented decline in crude oil demand caused by the global response to the novel coronavirus 2019 (“COVID-19”), together with recent periods of increased production from foreign oil producers (most notably Saudi Arabia and Russia), has contributed to steep declines in the prices of oil, natural gas and NGLs, negatively impacting oil and natural gas producers located in the United States, including the Company. The commodity price environment is expected to remain depressed as a result of the global oil and natural gas supply and demand imbalance and the potential for a global economic recession. In response to these market dynamics, in addition to other measures, the Company has reduced its capital budget and development activity for the year.
For additional information about the current commodity price environment and its effects on the Company, please see Note 4—Derivative Financial Instruments, Note 16—Disclosures about Fair Value and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook in this Quarterly Report.
Jagged Peak Acquisition
On January 10, 2020, through a series of transactions, the Company acquired Jagged Peak Energy Inc., a Delaware corporation that previously traded on the New York Stock Exchange under the symbol “JAG” (“Jagged Peak”), pursuant to the Agreement and Plan of Merger, dated as of October 14, 2019, among the Company, Jackal Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Jagged Peak (the “Jagged Peak Acquisition”). As part of the Jagged Peak Acquisition, each eligible share of Jagged Peak common stock was automatically converted into the right to receive 0.447 shares of Class A common stock, par value $0.01 per share, of the Company (“Class A common stock”). As a result, the Company issued or distributed approximately 95.9 million shares of Class A common stock to former Jagged Peak stockholders upon the consummation of the Jagged Peak Acquisition. The Jagged Peak Acquisition is discussed in further detail in Note 6—Acquisitions and Divestitures.
NOTE 2. SUMMARY OF ACCOUNTING POLICIES
These condensed consolidated financial statements include the accounts of (i) the Company, (ii) Parsley Energy, LLC, a direct majority owned subsidiary of the Company (“Parsley LLC”), (iii) the direct and indirect wholly owned subsidiaries of Parsley LLC, and (iv) Pacesetter Drilling, LLC, an indirect majority owned subsidiary of Parsley LLC, of which Parsley LLC owns, indirectly, a 63.0% interest. Parsley LLC also owns, indirectly, a 42.5% noncontrolling interest in Spraberry Production Services, LLC (“SPS”). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intracompany balances and transactions have been eliminated.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by SEC rules and regulations. The Company believes the disclosures made in these condensed consolidated

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements should be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).
The interim data includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2020.
Use of Estimates
These condensed consolidated financial statements and related notes are presented in accordance with GAAP. Preparation in accordance with GAAP requires the Company to (i) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the SEC and (ii) make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s management believes the major estimates and assumptions impacting the Company’s condensed consolidated financial statements are the following:
•estimates of proved reserves of oil and natural gas, which affect the calculations of depletion, depreciation and amortization (“DD&A”) and impairment of proved oil and natural gas properties;
•impairment of undeveloped properties and other assets;
•depreciation of property and equipment; and
•valuation of commodity derivative instruments.
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
Accounts Receivable
The Company had no allowance for doubtful accounts at each of March 31, 2020 and December 31, 2019.
Recent Accounting Pronouncements
Recently Issued but Not Yet Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is in the process of evaluating the impact this guidance will have on the Company’s consolidated financial statements, as well as the timing of its adoption of this guidance.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the options provided by ASU 2020-04. Please refer to Note 8—Debt—Revolving Credit Agreement for discussion of the use of LIBOR in connection with borrowings under the Credit Agreement.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”). In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2019-04”) and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU replaced the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 is being applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company’s adoption of this ASU did not have a material impact on the Company’s consolidated financial statements because the Company does not have a history of material credit losses.
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). This ASU improves and clarifies various financial instrument topics, including ASU 2019-04, as discussed above. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments. ASU 2020-03 is intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments in this ASU have different effective dates. The adoption of this guidance did not have a material impact on the Company’s financial statements.
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is measured based on considerations specified in contracts with its customers, excluding any sales incentives or amounts collected on behalf of third parties. The Company recognizes revenue when a performance obligation is satisfied by the transfer of control over a product to the ultimate customer. Sales of oil, natural gas and NGLs are recognized at the time that control of the product is transferred to the customer and collectability is reasonably assured. Generally, the pricing provisions in the Company’s contracts are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, the quality of the oil or natural gas, and prevailing supply and demand conditions. As a result, the prices of the Company’s oil, natural gas, and NGLs fluctuate to remain competitive with other available oil, natural gas, and NGLs supplies. The Company reports revenues disaggregated by product on its condensed consolidated statements of operations.
Oil Sales
Under the Company’s oil sales contracts, the Company sells oil production at or near the wellhead and the Company collects an agreed-upon index price, net of pricing differentials. The Company recognizes revenue at the net price received when control transfers to the purchaser at or near the wellhead.
Natural Gas and NGLs Sales
Under the Company’s natural gas processing contracts, the Company delivers natural gas to a midstream processing company at the wellhead or the inlet of the midstream processing company’s system. The midstream processing company gathers and processes the natural gas and remits proceeds to the Company for the resulting natural gas and NGLs sales. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction, which includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party is its customer, the Company recognizes revenue on a gross basis, with transportation and processing fees presented as Transportation and processing

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
costs in the Company’s condensed consolidated statements of operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at the inlet of the plant, meaning that the Company is the agent and the midstream processing company is the Company’s customer, the Company recognizes natural gas and NGLs sales based on the net amount of proceeds received from the midstream processing company. The Company has also determined that losses associated with shrinkage and line loss (“FL&U”) occur prior to the change in control. As a result, natural gas and NGLs sales are presented net of FL&U costs. Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. For the three months ended March 31, 2020 and 2019, the applicable line items in the Company’s condensed consolidated statements of operations include $0.8 million and $2.9 million of natural gas sales and $6.1 million and $7.2 million of NGLs sales, respectively, completed at the plant inlet.
Contract Balances
Under the Company’s product sales contracts, the Company invoices customers once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date production is delivered, and as a result the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For each of the three months ended March 31, 2020 and 2019, revenue recognized in the applicable reporting period related to performance obligations satisfied in prior reporting periods was not material.
NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS
In this lower commodity price environment, as discussed in Note 1—Organization and Nature of Operations—Recent Events, the Company has continued to proactively manage its hedge position. The Company has restructured portions of and added to its 2020 and 2021 hedge position. Additionally, during the three months ended March 31, 2020, as a result of hedge restructuring, the Company received $32.5 million of cash and accrued $9.3 million of cash receivables.
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company utilizes derivative financial instruments, including swaps, put spread options, three-way collars and two-way collars to (i) reduce the effect of price volatility on the Company’s oil and natural gas revenues and (ii) support the Company’s annual capital budgeting and expenditure plans.
Oil Production Derivative Activities
The Company’s material physical sales contracts governing its oil production are typically correlated with NYMEX WTI, including Cushing, Midland, Magellan East Houston (“MEH”) and Brent oil prices. The Company uses swaps, put spread options, three-way collars and two-way collars to manage oil price volatility. The Company also uses swap contracts to reduce risk between NYMEX WTI prices and the actual index prices at which the oil is sold.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2020, the Company had the following outstanding oil derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

Oil swaps	Nine Months Ending December 31, 2020		Twelve Months Ending December 31, 2021
	Volume (MBbls)	Fixed Price Swap (per Bbl)	Volume (MBbls)	Fixed Price Swap (per Bbl)
Oil swaps - Midland	4,248	$30.47	1,825	$40.50
Oil swaps - Houston	8,427	$32.87	18,980	$40.74
Oil swaps - WTI	3,025	$57.87	—	$—
Oil swaps - Brent	2,325	$44.11	8,030	$44.46

Put spreads(1)	Nine Months Ending December 31, 2020
	Midland	MEH
Volume (MBbls)	300	5,250
Long put price (per Bbl)	$50.00	$37.43
Short put price (per Bbl)	$40.00	$27.43

Three-way collars	Nine Months Ending December 31, 2020		Year Ending December 31, 2021
	Midland	MEH	Midland	MEH
Volume (MBbls)	1,692	4,828	—	2,850
Short call price (per Bbl)	$36.74	$38.73	$—	$51.05
Long put price (per Bbl)	$26.74	$28.73	$—	$41.05
Short put price (per Bbl)	$52.48	$53.26	$—	$62.89

Two-way collars	Nine Months Ending December 31, 2020
	WTI Midland	Brent
Volume (MBbls)	1,800	1,500
Short call price (per Bbl)	$43.00	$47.26
Long put price (per Bbl)	$48.00	$52.26

Basis swaps	Nine Months Ending December 31, 2020
	Volume (MBbls)	Basis Differential (per Bbl)
Basis swap - Midland - Cushing index(2)	4,300	$(1.27)

(1)
Excludes 84,811 notional MBbls with a fair value of $1,075.7 million related to amounts recognized under master netting agreements with derivative counterparties. These amounts are predominately related to new positions entered during the first quarter of 2020 associated with restructuring the Company’s derivative portfolio. The restructuring resulted in additional protection against lower oil prices by converting certain hedge positions with limited downside protection into instruments that provide greater downside protection (such as swaps and two-way collars).

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
The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

	Nine Months Ending December 31, 2020
	Volume (MMbtu)	Fixed Price Swap (per MMbtu)
Natural gas swaps - Waha(1)	13,250,000	$0.82

(1)	Swaps that fix the prices at which the Company sells its natural gas produced in the Permian Basin.
Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Changes in fair value of derivative instruments	498,147	(101,832)
Net derivative settlements(1)	60,549	(8,339)
Net premiums on options that settled during the period(2)	(13,004)	(9,516)
Gain (loss) on derivatives	$545,692	$(119,687)

(1)
The net derivative settlements include gains of $3.7 million associated with restructuring the Company’s derivative portfolio as well as $56.9 million associated with positions that settled during the current period. These amounts are included in (Gain) loss on derivatives in the Company’s condensed consolidated statements of operations.

(2)
The net premiums on options that settled during the period represent the cumulative cost of premiums paid and received on positions purchased and sold, which expired during the current period. These amounts are included in (Gain) loss on derivatives in the Company’s condensed consolidated statements of operations.

The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 16—Disclosures About Fair Value. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During each of the three months ended March 31, 2020 and 2019, the Company did not receive or post any material margins in connection with collateralizing its derivative positions.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
March 31, 2020
Derivative assets with right of offset or master netting agreements	$1,700,481	$(1,075,715)	$624,766
Derivative liabilities with right of offset or master netting agreements	(1,285,802)	1,075,715	(210,087)

December 31, 2019
Derivative assets with right of offset or master netting agreements	$136,627	$(8,995)	$127,632
Derivative liabilities with right of offset or master netting agreements	(167,517)	8,995	(158,522)

Concentration of Credit Risk
The Company believes that it has limited credit risk with respect to its exchange-traded contracts, as such contracts are subject to financial safeguards and transaction guarantees through NYMEX. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with large multinational financial institutions with investment grade credit ratings or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of March 31, 2020 and December 31, 2019 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company enters into International Swap Dealers Association Master Agreements and associated schedules to such agreements (collectively, “ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. If the Company believes a counterparty’s creditworthiness has declined or is suspect, it may seek to novate the applicable ISDA Agreement to another financial institution that has an ISDA Agreement in place with the Company. The Company did not incur any losses due to counterparty nonperformance during the three months ended March 31, 2020 or the year ended December 31, 2019.
Credit Risk Related Contingent Features in Derivatives
Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or collateral support (including letters of credit, security interests in an asset, or a performance bond or guarantee), or immediately settle any outstanding liability balances, upon the occurrence of a specified credit risk related event. These events, which are set forth in the Company’s existing commodity derivative contracts, include, among others, downgrades in the credit ratings of the Company and its affiliates, events of default under the Company’s revolving credit agreement (the “Revolving Credit Agreement”), and the release of collateral (other than as provided under the terms of the Revolving Credit Agreement). Although the Company could be required to post additional collateral or collateral support, or immediately settle any outstanding liability balances, under such conditions, the Company seeks to reduce its potential risk by entering into commodity derivative contracts with multiple counterparties.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	March 31, 2020	December 31, 2019
Oil and natural gas properties:
Subject to depletion	$4,065,159	$8,799,840
Not subject to depletion
Incurred in 2020	1,749,347	—
Incurred in 2019	107,364	318,190
Incurred in 2018 and prior	1,467,814	2,154,094
Total not subject to depletion	3,324,525	2,472,284
Oil and natural gas properties, successful efforts method	7,389,684	11,272,124
Less accumulated depreciation and depletion	—	(2,117,963)
Total oil and natural gas properties, net	7,389,684	9,154,161
Other property, plant and equipment	239,119	219,857
Less accumulated depreciation	(54,879)	(49,551)
Other property, plant and equipment, net	184,240	170,306
Total property, plant and equipment, net	$7,573,924	$9,324,467

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects. During the three months ended March 31, 2020, the Company recorded impairment of our proved oil and natural gas properties of $4.4 billion. The Company reduced the book value of oil and natural gas properties by $6.7 billion and eliminated $2.3 billion of accumulated depreciation and depletion, which resulted in a $4.4 billion reduction in Oil and natural gas properties, net. During the three months ended March 31, 2020 and 2019, the Company recorded leasehold abandonment and impairment of our unproved oil and natural gas properties of $556.5 million and $22.2 million, respectively. Please refer to Note 16—Disclosures about Fair Value for additional discussion.
The following table includes gross oil and natural gas property balances as of March 31, 2020:

Gross oil and natural gas properties subject to depletion	$10,758,429
Gross oil and natural gas properties not subject to depletion	3,324,525
Gross oil and natural gas properties	14,082,954
Less gross accumulated depreciation and depletion	(2,319,017)
Less impairment of long-lived assets	(4,374,253)
Total oil and natural gas properties, net	$7,389,684
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties and mineral interests are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $268.9 million and $169.9 million during the three months ended March 31, 2020 and 2019, respectively. The Company had no exploratory wells in progress at March 31, 2020 or December 31, 2019.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of Leasehold
During the three months ended March 31, 2020 and 2019, respectively, the Company incurred costs of $7.4 million and $13.8 million related to the purchase of leasehold acreage. During the three months ended March 31, 2020 and 2019, respectively, the Company reflected $5.4 million and $11.7 million as part of costs not subject to depletion and $2.0 million and $2.1 million as part of costs subject to depletion within its oil and natural gas properties.
During each of the three months ended March 31, 2020 and 2019, the Company exchanged certain leasehold acreage and oil and natural gas properties with third parties, with no gain or loss recognized.
Jagged Peak Acquisition
In addition to the above-described acquisition of leasehold acreage, during the three months ended March 31, 2020, the Company acquired Jagged Peak for total consideration of $1.8 billion, consisting of shares of Class A common stock. The Jagged Peak Acquisition was accounted for using the acquisition method under ASC Topic 805, Business Combinations, which requires all assets acquired and liabilities assumed in the Jagged Peak Acquisition to be recorded at fair values at the effective time of the acquisition. The Company reflected $1.5 billion of the total consideration paid as part of its cost subject to depletion and $1.5 billion as unproved leasehold costs within its oil and natural gas properties for the three months ended March 31, 2020.
The Company is in the process of identifying and determining the fair values of the assets acquired and liabilities assumed, and as a result, the estimates for fair value are subject to change. The Company anticipates certain changes, including, but not limited to, adjustments to working capital that are expected to be finalized prior to the measurement period's expiration. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as a result of the Jagged Peak Acquisition (in thousands):

Cash	$53,347
Accounts receivable	76,141
Derivative assets	11,644
Other current assets	534
Proved oil and natural gas properties	1,538,808
Unproved oil and natural gas properties	1,505,521
Other property, plant and equipment	20,003
Operating lease right-of-use assets	11,090
Total assets acquired	3,217,088
Accounts payable and accrued expenses	146,874
Derivative liabilities	27,907
Operating lease liabilities	11,525
Deferred tax liabilities, net	367,340
Long-term debt	884,435
Asset retirement obligations	2,808
Total liabilities assumed	1,440,889
Estimated fair value of net assets acquired	$1,776,199

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has included in its condensed consolidated statements of operations for the three months ended March 31, 2020 revenues of $107.7 million and a net loss of $750.2 million for the period of January 10, 2020 to March 31, 2020 from the properties acquired in the Jagged Peak Acquisition.

The Jagged Peak Acquisition was deemed material for purposes of the following pro forma disclosures. The Jagged Peak Acquisition was not included in the Company's consolidated and combined results until January 10, 2020, the closing date of the Jagged Peak Acquisition. The following unaudited pro forma financial information for the three months ended March 31, 2020 and 2019 represents the results of the Company's consolidated operations as if the Jagged Peak Acquisition had occurred on January 1, 2019. This information is based on historical results of operations, adjusted for certain estimated accounting adjustments, and certain assumptions that the Company believes are reasonable, and does not purport to show the Company's actual results of operations if the transaction would have occurred on January 1, 2019, nor is it necessarily indicative of future results. The financial information is derived from the Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 and Jagged Peak’s unaudited interim financial statements from January 1, 2019 to January 10, 2020.

	Three Months Ended March 31,
(in thousands, except for per share data)	2020	2019
Revenues	$577,026	$557,266
Operating (loss) income	(4,832,897)	168,132
Net loss	(3,766,948)	(108,078)
Net loss attributable to Parsley Energy, Inc.	(3,397,991)	(96,504)
Net loss per common share
Basic	$(9.05)	$(0.26)
Diluted	$(9.05)	$(0.26)
Divestitures
During the three months ended March 31, 2019, the Company closed sales of certain leasehold acreage for proceeds of $17.5 million. Upon closing these sales, the Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC Topic 932, Extractive Activities—Oil and Gas. There was no such activity during the three months ended March 31, 2020.
NOTE 7. ASSET RETIREMENT OBLIGATIONS
For the Company, asset retirement obligations represent the future abandonment costs of tangible assets, namely the plugging and abandonment of wells and land remediation. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period. If the liability is settled for an amount other than the recorded amount, the difference is recorded in Other income (expense) in the Company’s condensed consolidated statements of operations.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2020 (in thousands):

March 31, 2020
Asset retirement obligations, beginning of period	$23,439
Additional liabilities incurred	3,584
Accretion expense	435
Liabilities settled upon plugging and abandoning wells	(1,059)
Disposition of wells	(66)
Revision of estimates	2,780
Asset retirement obligations, end of period	$29,113

NOTE 8. DEBT
The following table provides a summary of the Company’s debt as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Revolving Credit Agreement	$300,000	$—
6.250% senior unsecured notes due 2024	—	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	450,000
5.875% senior unsecured notes due 2026	500,000	—
5.625% senior unsecured notes due 2027	700,000	700,000
4.125% senior unsecured notes due 2028	400,000	—
Total debt	3,000,000	2,200,000
Debt issuance costs on senior unsecured notes	(20,150)	(19,448)
Premium on senior unsecured notes	18,838	2,280
Total long-term debt	$2,998,688	$2,182,832

Assumption of Jagged Peak Notes and Payoff of Jagged Peak Revolving Credit Facility
In connection with the completion of the Jagged Peak Acquisition, Parsley LLC assumed Jagged Peak’s guarantee of $500.0 million in aggregate principal amount of the 5.875% senior notes due 2026 (the “2026 Notes”) of its subsidiary, Jagged Peak Energy LLC, a Delaware limited liability company (“Jagged Peak LLC”), as well as Jagged Peak’s credit facility, which had an outstanding balance of $365.7 million, including interest. The Company repaid in full all outstanding obligations under Jagged Peak’s credit facility by drawing on the Revolving Credit Agreement. The 2026 Notes are the senior unsecured obligations of Jagged Peak LLC, which became a wholly owned subsidiary of Parsley LLC upon the completion of the Jagged Peak Acquisition, and the other subsidiaries of Parsley LLC that are guarantors of the 2026 Notes.
Issuance of 4.125% Senior Unsecured Notes Due 2028; Redemption of the 2024 Notes
On February 11, 2020, Parsley LLC and Parsley Finance Corp. issued $400.0 million aggregate principal amount of 4.125% senior unsecured notes due 2028 (the “2028 Notes”) in an offering that was exempt from registration under the Securities Act (the “2028 Notes Offering”). The 2028 Notes Offering resulted in net proceeds to Parsley LLC, after deducting fees and expenses, of approximately $393.6 million.
On March 7, 2020, Parsley LLC used the net proceeds of the 2028 Notes Offering and borrowings under the Revolving Credit Agreement to redeem in full the $400.0 million aggregate principal amount of outstanding 6.250% senior unsecured notes due 2024 (the “2024 Notes”) at a redemption price of 104.688%, plus accrued and unpaid interest to the redemption date (the “2024 Notes Redemption”). In connection with the 2024 Notes Redemption, the Company made a cash payment of $425.5 million to the holders of the 2024 Notes, which included principal of

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$400.0 million, a prepayment premium on the extinguishment of debt of $18.8 million and accrued interest of approximately $6.7 million. Additionally, the Company wrote off $4.8 million of debt issuance costs and $2.2 million of issue premium related to the 2024 Notes.
Revolving Credit Agreement
As of March 31, 2020, the borrowing base under the Revolving Credit Agreement was $2.7 billion with a commitment level of $1.0 billion. Parsley LLC had $300.0 million in borrowings outstanding at an interest rate of 2.54% and $6.7 million in letters of credit outstanding at a weighted average interest rate of 1.50%, resulting in $693.3 million of availability under the Revolving Credit Agreement as of March 31, 2020. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
On April 27, 2020, Parsley LLC and certain of its subsidiaries entered into the Ninth Amendment (the “Ninth Amendment”) to the Revolving Credit Agreement, which, among other things, increased the commitment level under the Revolving Credit Agreement to $1.075 billion, reaffirmed the borrowing base at $2.7 billion, and extended the maturity date to October 28, 2023. See Note 17—Subsequent Events—Ninth Amendment to Revolving Credit Agreement for additional information regarding the terms of the Ninth Amendment.
Certain borrowings on the Revolving Credit Agreement accrue interest based on LIBOR. The use of LIBOR as a global reference rate is expected to be discontinued after 2021. As discussed in Note 17—Subsequent Events—Ninth Amendment to Revolving Credit Agreement, the Ninth Amendment adds provisions to facilitate the transition from the use of LIBOR as a benchmark rate for borrowings upon the occurrence of certain events. At such time, an alternative benchmark rate to LIBOR will be selected by the administrative agent and Parsley LLC. We currently do not expect the transition from LIBOR to have a material impact on interest expense or borrowing activities under the Revolving Credit Agreement or to otherwise have a material adverse impact on our business. Please refer to Note 2—Summary of Significant Accounting Policies for discussion of ASU 2020-04, which provides guidance for the reference rate reform.
Covenant Compliance
The Revolving Credit Agreement and the indentures governing the 2028 Notes, the 5.625% senior unsecured notes due 2027 (the “2027 Notes”), the 2026 Notes, the 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”), and the 5.375% senior unsecured notes due 2025 (the “2025 Notes” and, together with the 2028 Notes, 2027 Notes, the 2026 Notes and the New 2025 Notes, the “Notes”) limit the Company’s ability and the ability of certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict its restricted subsidiaries from issuing dividends or making other payments to the Company; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default has occurred and is continuing, many of the foregoing covenants pertaining to the Notes will be suspended. If the ratings on the Notes were to subsequently decline to below investment grade, the suspended covenants would be reinstated.
As of March 31, 2020, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.
On April 27, 2020, Parsley LLC and certain of its subsidiaries entered into the Ninth Amendment, which imposed additional covenants on the Company. See Note 17—Subsequent Events—Ninth Amendment to Revolving Credit Agreement for additional information regarding the terms of the Ninth Amendment.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest Expense
The following amounts have been incurred and charged to interest expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash payments for interest	$38,049	$30,493
Change in interest accrual	3,121	1,453
Amortization of deferred loan origination costs	1,201	1,185
Amortization of bond premium	(692)	(129)
Total interest expense, net	$41,679	$33,002

NOTE 9. EQUITY
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”)), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For each of the three months ended March 31, 2020 and 2019, Class B common stock, restricted stock and restricted stock units were not recognized in dilutive EPS calculations as the effect would have been antidilutive.
The following table reflects the allocation of net loss to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended March 31,
	2020	2019
Basic EPS (in thousands, except per share data)
Numerator:
Basic net loss attributable to Parsley Energy, Inc. Stockholders	$(3,366,400)	$(24,064)
Denominator:
Basic weighted average shares outstanding	366,064	278,794
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$(9.20)	$(0.09)
Diluted EPS
Numerator:
Net loss attributable to Parsley Energy, Inc. Stockholders	(3,366,400)	(24,064)
Diluted net loss attributable to Parsley Energy, Inc. Stockholders	$(3,366,400)	$(24,064)
Denominator:
Basic weighted average shares outstanding	366,064	278,794
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	—	—
Diluted weighted average shares outstanding(1)	366,064	278,794
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$(9.20)	$(0.09)

(1)  As of March 31, 2020, there were 452,007 outstanding shares of performance-based restricted stock (“PSAs) and 799,166 outstanding performance-based restricted stock units (“PSUs”). As of March 31, 2019, there were 836,221 outstanding PSAs and 376,166 outstanding PSUs. PSAs and PSUs could vest in the future

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
based on predetermined performance goals. These awards were not included in the computation of EPS for either the three months ended March 31, 2020 or 2019 because the performance conditions of these awards have not been satisfied assuming the end of the reporting period was the end of the contingency period.
Dividends
In 2019, the Company’s board of directors initiated the Company’s quarterly dividend program, payable on issued and outstanding shares of Class A common stock, and, in its capacity as the managing member of Parsley LLC, a corresponding distribution from Parsley LLC to holders of PE Units (each, a “PE Unitholder”). As described in these condensed consolidated financial statements, as the context requires, dividends paid to holders of Class A common stock and distributions paid to PE Unitholders (other than the Company) may be referred to collectively as “dividends.”
Dividends declared are recorded as a reduction of retained earnings, to the extent that retained earnings were available at the beginning of the reporting period, with any excess recorded as a reduction in paid capital. Dividends paid to PE Unitholders (other than the Company) are treated as a partnership distribution from Parsley LLC and are recorded as a reduction in noncontrolling interests.
The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the three months ended March 31, 2020, on its own behalf and in its capacity as the managing member of Parsley LLC, on issued and outstanding shares of Class A common stock and PE Units:

Declaration Date	Record Date	Payment Date	Dividend/Distribution Amount(1)	Total Dividend/Distribution Payment(2) (in thousands)
January 23, 2020	March 10, 2020	March 20, 2020	$0.05	$20,603

(1)  Per share of Class A common stock and per PE Unit. The portion of the Parsley LLC distribution attributable to PE Units held by the Company was used to fund the quarterly dividend on issued and outstanding shares of Class A common stock.
(2)  Reflects total cash dividend and distribution payments made to holders of Class A common stock and PE Unitholders (other than the Company) as of the applicable record date.

Noncontrolling Interests
During the three months ended March 31, 2020, certain PE Unitholders exercised their rights to exchange PE Units under the Parsley LLC Agreement, collectively electing to exchange 273,036 PE Units (and a corresponding number of shares of Class B common stock) for 273,036 shares of Class A common stock. In each case, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A common stock directly to each of the exchanging PE Unitholders in satisfaction of their elections.
As a result of the issuance of Class A common stock to former Jagged Peak stockholders in connection with the consummation of the Jagged Peak Acquisition (and the subsequent merger of Jackal Merger Sub A, LLC, a wholly owned subsidiary of Parsley LLC and the successor by merger to Jagged Peak, with and into Parsley LLC in exchange for a number of PE Units equal to the number of shares of Class A common stock issued or distributed to former Jagged Peak stockholders) and exchanges of PE Units (and corresponding shares of Class B common stock) for shares of Class A common stock during the three months ended March 31, 2020, the Company’s ownership in Parsley LLC increased from 88.8% to 91.5% and the ownership of the PE Unitholders (other than the Company) in Parsley LLC decreased from 11.2% to 8.5%.
Because these changes in the Company’s ownership interest in Parsley LLC did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s basis in Parsley LLC and the fair value of

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the consideration received are recognized directly in equity and attributed to the controlling interest. The Company has consolidated the financial position and results of operations of Parsley LLC and records noncontrolling interests for the economic interests in Parsley LLC held by PE Unitholders (other than the Company.)
The following table summarizes the net income (loss) attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$(369,696)	$(3,941)
Pacesetter Drilling, LLC	—	2
Total net loss attributable to noncontrolling interests	$(369,696)	$(3,939)

NOTE 10. STOCK-BASED COMPENSATION
In connection with the Company’s initial public offering (the “IPO”), the Company adopted the Parsley Energy, Inc. 2014 Long Term Incentive Plan (the “Parsley Plan”) for employees, directors and consultants of the Company. Refer to “Compensation Discussion and Analysis—Elements of Compensation—Incentive Compensation” in the Company’s Proxy Statement filed on Schedule 14A for the 2020 Annual Meeting of Stockholders for additional information related to this equity-based compensation plan.
On January 10, 2020, in connection with the Jagged Peak Acquisition, the Company assumed all rights and obligations under the Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (the “Jagged Peak Plan”) and each outstanding share of Jagged Peak common stock remaining available for issuance under the Jagged Peak Plan. A portion of these shares, after adjustment to reflect the 0.447 exchange ratio for the Jagged Peak Acquisition, are issuable by the Company upon settlement of the outstanding Jagged Peak restricted stock unit awards granted under the Jagged Peak Plan and assumed by the Company in connection with the Jagged Peak Acquisition. The remaining shares, after adjustment to reflect the exchange ratio for the transaction, are issuable by the Company under the Parsley Plan.
Stock-based compensation expense recorded for each type of stock-based compensation award activity for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Time-based restricted stock	$660	$1,406
Time-based restricted stock units	3,968	2,311
Performance-based restricted stock(1)	530	1,193
Performance-based restricted stock units	1,232	412
Restructuring and other termination costs	4,750	—
Total stock-based compensation	$11,140	$5,322

(1)  Includes stock-based compensation expense related to historical PSUs that were converted to PSAs.
For the three months ended March 31, 2020 and 2019, respectively, $6.4 million and $5.3 million of stock-based compensation is included in General and administrative expenses in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2020, as a result of the Jagged Peak Acquisition, the Company incurred $4.8 million related to accelerated vesting of stock-based compensation, which is included in Restructuring and other termination costs in the Company’s condensed consolidated statements of operations. The Company incurred no such costs during the three months ended March 31, 2019. There was approximately $44.8 million of unamortized compensation expense relating to outstanding shares of time-based restricted stock awards

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(“RSAs”), time-based restricted stock units (“RSUs”), PSAs and PSUs at March 31, 2020. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
The following table summarizes the Company’s stock-based compensation award activity for the three months ended March 31, 2020:

	Time-Based Restricted Stock Awards (RSAs)	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Awards (PSAs)	Performance-Based Restricted Stock Units (PSUs)
Outstanding at January 1, 2020	386,390	1,240,458	790,507	358,240
Granted(1)	—	1,179,778	—	440,926
Vested	(158,737)	(229,257)	(236,944)	—
Forfeited	—	(31,029)	(101,556)	—
Outstanding at March 31, 2020	227,653	2,159,950	452,007	799,166

(1) Weighted average grant date fair value	$—	$16.50	$—	$22.17

NOTE 11. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax and the Texas Margin Tax.
On January 10, 2020, the Company completed the Jagged Peak Acquisition, as discussed in Note 1—Organization and Nature of Operations. For federal income tax purposes, the transaction qualified as a tax-free merger whereby the Company acquired carryover tax basis in Jagged Peak’s assets and liabilities. The Company recorded an opening balance sheet deferred tax liability of $367.3 million associated with the acquired assets, which includes a deferred tax asset related to tax attributes acquired from Jagged Peak. The acquired income tax attributes primarily consist of net operating loss carryforwards of approximately $162.0 million, which are subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a valuation allowance against the acquired net operating loss carryforwards as of March 31, 2020.
The net effect of the change in noncontrolling interest during the three months ended March 31, 2020 was an increase in deferred tax liability of $21.4 million, which is primarily related to the issuance of 95.9 million shares of Class A common stock in connection with the Jagged Peak Acquisition, as discussed above.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2020 and 2019 was 13.3% and 21.8%, respectively. During the three months ended March 31, 2020, the Company recognized impairment of proved oil and natural gas properties of $4.4 billion and leasehold abandonment and impairment of unproved oil and natural gas properties of $556.5 million. As a result, the Company’s deferred tax balance changed from a net deferred tax liability to a net deferred tax asset as of March 31, 2020, which resulted in the establishment of a valuation allowance against the net deferred tax assets at March 31, 2020. The Company recognized the valuation allowance as a discrete item in its estimated annual effective tax rate.
During the three months ended March 31, 2020 and 2019, the Company recognized income tax benefit of $571.0 million and $7.8 million, respectively. The Company’s income tax expense for the three months ended March 31, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of the valuation allowance recorded against its net deferred tax asset balance, reported discretely, as well as net income attributable to noncontrolling ownership interests, the change in previously recorded valuation allowance and the impact of state income taxes. The Company’s income tax expense for the three months ended March 31, 2019 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of net income attributable to noncontrolling ownership interests, the change in valuation allowance and the impact of state income taxes.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2020, the U.S. Congress passed and the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was intended to stabilize the economy during the COVID-19 pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the 2017 tax reform law known as the Tax Cuts and Jobs Act, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act is not expected to have a material impact on the Company’s current year tax provision and the Company’s consolidated financial statements.
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
The actual amount and timing of payments to be made under the TRA will depend on a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company’s payments under the TRA constituting imputed interest. As of March 31, 2020, there have been no payments associated with the TRA.
During the three months ended March 31, 2020, the Company wrote off the Company’s TRA liability of $70.5 million, as of December 31, 2019, primarily due to the valuation allowance, discussed above, recorded against the associated deferred tax asset.
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
Liabilities are recorded when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both March 31, 2020 and December 31, 2019, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.
Contractual Obligations
The Company had no material changes, other than described below, in its contractual commitments and obligations during the three months ended March 31, 2020 from the amounts listed under Note 14—Commitments and Contingencies to the consolidated financial statements included in the Annual Report.
Assumption of Jagged Peak Notes and Payoff of Jagged Peak Revolving Credit Facility
In connection with the completion of the Jagged Peak Acquisition, Parsley LLC assumed Jagged Peak’s guarantee of the 2026 Notes and repaid in full all outstanding obligations under Jagged Peak’s credit facility by borrowing under the Revolving Credit Agreement, as discussed in Note 8—Debt.
Notes Refinancing
In connection with the issuance of the 2028 Notes, the Company redeemed in full its 2024 Notes and the indenture governing such 2024 Notes was satisfied and discharged. The Company also entered into a new indenture in connection with the issuance of the 2028 Notes. See Note 8—Debt.
NOTE 13. RESTRUCTURING AND OTHER TERMINATION COSTS
As a result of the Jagged Peak Acquisition, which was completed on January 10, 2020, the Company incurred certain one-time, nonrecurring costs that are reflected in Restructuring and other termination costs in the Company’s condensed consolidated statements of operations. The following table summarizes the Company’s costs for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Termination costs	$29,944	$—
Accelerated vesting on stock-based compensation expense	4,750	—
Office costs	75	—
Total restructuring and other termination costs	$34,769	$—
The Company has not recorded an additional liability for restructuring costs as no additional costs have been incurred.
NOTE 14. RELATED PARTY TRANSACTIONS
Well Operations and Land Related Activity
During each of the three months ended March 31, 2020 and 2019, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates and engaged in certain other land related activities with the Company. The revenues disbursed and other payments made to such Related Party Working Interest Owners for the three months ended March 31, 2020 and 2019 totaled $2.6 million and $0.5 million, respectively.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, Parsley LLC indirectly owns a 42.5% interest in SPS. The Company accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three months ended March 31, 2020 and 2019, the Company incurred charges totaling $0.8 million and $1.5 million, respectively, for services performed by SPS for the Company’s well operations and drilling activities.
Exchange Right
In accordance with the terms of the Parsley LLC Agreement, the PE Unitholders (other than the Company) generally have the right to exchange their PE Units (and a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each PE Unit (and corresponding share of Class B common stock) exchanged (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or, if the Company or Parsley LLC so elects, cash. As a PE Unitholder exchanges its PE Units, the Company’s interest in Parsley LLC correspondingly increases. Refer to Note 9—Equity—Noncontrolling Interests for additional discussion.
During the three months ended March 31, 2019, a PE Unitholder that was an executive officer of the Company elected to exchange 420,000 PE Units (and a corresponding number of shares of Class B common stock) for 420,000 shares of Class A common stock. The Company exercised its call right under the Parsley LLC Agreement and elected to issue Class A common stock to the exchanging PE Unitholder in satisfaction of such individual’s election notice. There was no such activity for the three months ended March 31, 2020.
Quantum Energy Partners
From time to time, the Company engages in ordinary course transactions with portfolio companies of Quantum Energy Partners and its affiliates (“Quantum”), for which Mr. S. Wil VanLoh, Jr., a member of the Company’s board of directors, serves as Chief Executive Officer.
Premium Oilfield Technologies
As of March 31, 2020, Quantum owned an 86.8% interest in Premium Oilfield Technologies (“Premium”). The Company has purchased drilling products and equipment from Premium for use in connection with its drilling activities. During the three months ended March 31, 2020, the Company paid $0.5 million to Premium for various drilling products and equipment.
Foundation Minerals, LLC
As of March 31, 2020, Quantum owned an 88.7% interest in Foundation Minerals, LLC (“Foundation”), which owns non-operated working interests in certain of the oil and natural gas properties that the Company operates. During the three months ended March 31, 2020, the Company made royalty payments to Foundation in an amount of $0.2 million.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15. SIGNIFICANT CUSTOMERS
For the three months ended March 31, 2020 and 2019, the following customers accounted for more than 10% of the Company’s revenue:

	Three Months Ended March 31,
	2020	2019
Shell Trading (US) Company	40%	54%
Lion Oil Trading and Transportation	31%	28%
Trafigura Trading LLC	17%	1%
Targa Pipeline Mid-Continent, LLC	5%	11%

If a significant customer were to stop purchasing oil and natural gas from the Company for any reason, including due to a lack of available storage or transportation capacity as a result of the ongoing effects of COVID-19 and the global oil and natural gas supply and demand imbalance, the Company’s revenue could decline and the Company’s operating results and financial condition could be harmed. There is no assurance that the Company would be successful in procuring substitute or additional customers to offset the loss of one or more of the Company’s current significant customers.
NOTE 16. DISCLOSURES ABOUT FAIR VALUE
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
The Company periodically reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable (e.g., if there was a sustained decline in commodity prices or the productivity of the Company’s wells). The Company reviews its oil and natural gas properties by field. An impairment loss is recognized if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of a particular asset, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of such asset.
Proved Oil and Natural Gas Properties. Proved oil and natural gas properties are reviewed for impairment periodically or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of our oil and natural gas properties and compares the undiscounted cash flows to the carrying amount of the oil and natural gas properties,

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
on a field by field basis, to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will write down the carrying amount of the oil and natural gas properties to estimated fair value.
The key assumptions used to determine expected undiscounted future cash flows include, but are not limited to, future commodity prices, future price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. As discussed in Note 1—Organization and Nature of Operations—Recent Events, the recent decline in commodity prices in addition to the ongoing effects of COVID-19 have impacted, among other things, our operations, future development plans and expected future cash flows. As a result of these impacts, the carrying amount of certain of the Company’s proved oil and natural gas properties exceeded their expected undiscounted future cash flows.
The Company evaluates future commodity pricing for oil and NGLs based on five-year NYMEX WTI futures prices and future commodity pricing for natural gas based on five-year NYMEX Henry Hub futures prices, each of which decreased from March 31, 2019 to March 31, 2020. The estimated decrease in value of undiscounted future cash flows from March 31, 2019 to March 31, 2020 is primarily due to decreased commodity prices.
It is reasonably possible that the estimate of undiscounted future cash flows may change in the future, resulting in the need to further impair carrying values. The primary factors that may affect estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and (iv) results of future drilling activities.
The Company calculates the estimated fair values using a discounted future cash flow model. Management’s assumptions associated with the calculation of discounted future cash flows include commodity prices based on NYMEX futures price strips in combination with other public sources (Level 1), as well as Level 3 assumptions including (i) pricing adjustments for differentials, (ii) production costs, (iii) capital expenditures, (iv) production volumes and (v) estimated reserves.
The Company estimated the fair value of the applicable asset group by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. At March 31, 2020, the Company’s estimates of commodity prices for purposes of determining discounted future cash flows ranged from oil prices of $29.02 per barrel in 2020 to $57.22 per barrel in 2028. Natural gas prices ranged from $2.03 per Mcf in 2020 to $3.04 per Mcf in 2028. Pricing subsequent to 2028 was escalated based on a 2% inflation factor. These prices were then adjusted for location and quality differentials. The expected future cash flows were discounted using a rate of 11%, which the Company believes is a market-based weighted average cost of capital for industry peers deemed appropriate at the time of the valuation for this analysis. As a result, the Company recognized non-cash impairment charges during the three months ended March 31, 2020 of $4.4 billion. Of this amount $3.1 billion and $1.3 billion were attributable to properties in the Company’s Midland and Delaware Basin areas, respectively. No such charges were recorded during the three months ended March 31, 2019.
Unproved Oil and Natural Gas Properties. Unproved oil and natural gas properties are assessed periodically for impairment by considering future drilling plans, the results of exploration activities, commodity price outlooks, planned future sales, remaining lease terms and the expiration of all or a portion of such projects. The Company’s periodic assessment also considers its ability to prioritize expenditures to drill leases and to make payments to extend lease terms, as well as its ability to enter into leasehold exchange transactions that allow for higher concentrations of ownership and development. The Company recognizes leasehold abandonment expense for unproved properties at the earlier of the time when the lease term has expired, the continuous development clause has expired or management estimates the lease will expire before it is drilled, sold or traded. As a result of the recent significant commodity price decline and the ongoing effects of COVID-19, as discussed in Note 1—Organization and Nature of Operations—Recent Events, the Company has reduced its development activity plans for 2020 and begun proactively shutting-in certain vertical wells with modest production spanning multiple counties. The acreage held by these wells is identified as unproved property, held by production (“HBP”) and the production from these wells has generally met the associated lease requirements.
The Company’s evaluation involved reviewing the impact that the commodity price decline and the ongoing effects of COVID-19 would have on the Company’s operated and non-operated HBP acreage. During the three months

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended March 31, 2020, the Company recorded $531.1 million of leasehold abandonment and impairment charges associated with the probable loss of HBP operated and non-operated acreage due to shutting-in vertical wells with modest production or because the Company believes the applicable operator has no current plans to drill or extend the applicable leases prior to their expiration. Additionally, during the three months ended March 31, 2020, the Company recorded non-cash leasehold abandonment and impairment charges of $13.0 million relating to acreage expiring in future years and $12.4 million associated with leases expiring during the current year, in each case because it has no current plans to drill or extend the leases prior to their expiration. Leasehold abandonment and impairment of unproved oil and natural gas properties is recorded in Exploration and abandonment costs in the Company’s condensed consolidated statements of operations. The Company recognized total leasehold abandonment and impairment charges of $556.5 million and $22.2 million relating to our unproved oil and natural gas properties during the three months ended March 31, 2020 and 2019, respectively.
Other Property, Plant and Equipment. During the three months ended March 31, 2020, the Company recognized an impairment of $0.1 million to reduce the carrying value of leasehold improvements associated with certain office space that is no longer being used by the Company and therefore will no longer provide any economic benefit to the Company. The impairment charges are included in Other operating income in the Company’s condensed consolidated statements of operations. There were no such charges incurred during the three months ended March 31, 2019.
Materials and Supplies. During the three months ended March 31, 2020, the Company recognized a valuation adjustment of $3.4 million primarily to reduce the carrying value of assets. The Company recorded no such adjustments recognized during three months ended March 31, 2019. The Company estimates the fair value of these assets using significant Level 2 assumptions based on third-party price quotes for the assets in an active market. The charges are included in Other (expense) income in the Company’s condensed consolidated statements of operations.
Financial Assets and Liabilities Measured at Fair Value
Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the Company’s condensed consolidated balance sheets and in Note 4—Derivative Financial Instruments. The Company adjusts the valuations from the valuation model for nonperformance risk and for counterparty risk. The fair values of the Company’s commodity derivative instruments are classified as Level 2 measurements because they are calculated using industry standard models that utilize assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors. The following table summarizes the fair value of the Company’s derivative assets and liabilities according to their fair value hierarchy as of the reporting dates indicated (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative instruments(1)	$—	$624,766	$—	$624,766
Total assets	$—	$624,766	$—	$624,766

Liabilities:
Commodity derivative instruments(1)	$—	$(210,087)	$—	$(210,087)
Total liabilities	$—	$(210,087)	$—	$(210,087)
Net asset	$—	$414,679	$—	$414,679

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
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.250% senior unsecured notes due 2024	—	—	400,000	417,028
5.375% senior unsecured notes due 2025	650,000	504,400	650,000	669,552
5.250% senior unsecured notes due 2025	450,000	347,198	450,000	464,697
5.875% senior unsecured notes due 2026	500,000	372,810	—	—
5.625% senior unsecured notes due 2027	700,000	495,502	700,000	742,840
4.125% senior unsecured notes due 2028	400,000	272,532	—	—
Revolving Credit Agreement	300,000	300,000	—	—
The fair values of the Notes were determined using the March 31, 2020 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of March 31, 2020, there are no indicators for change in the Company’s market spread.
NOTE 17. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.
Dividends
On May 4, 2020, the Company’s board of directors declared a cash dividend of $0.05 per share of Class A common stock, and, in its capacity as the managing member of Parsley LLC, a corresponding distribution of $0.05 per PE Unit, payable on June 19, 2020 to holders of Class A common stock and PE Unitholders of record as of June 9, 2020. The portion of the Parsley LLC distribution attributable to PE Units held by the Company will be used to fund the quarterly dividend on issued and outstanding shares of Class A common stock. For additional information regarding Parsley LLC’s distribution of cash for the payment of dividends, see Note 9—Equity—Dividends.
Ninth Amendment to Revolving Credit Agreement
On April 27, 2020, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, entered into the Ninth Amendment to the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revolving Credit Agreement. The Ninth Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the aggregate elected borrowing base commitments from $1.0 billion to $1.075 billion, (ii) reaffirm the borrowing base at $2.7 billion, (iii) extend the maturity date from October 28, 2021 to October 28, 2023, (iv) increase the letters of credit commitments from $30.0 million to $60.0 million, (v) increase the applicable margins for borrowings under the Revolving Credit Agreement to a range of (a) 2.00% to 3.00% for LIBOR based borrowings and (b) 1.00% to 2.00% for alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization, (vi) add provisions to facilitate the transition from the use of LIBOR as a benchmark rate for borrowings upon the occurrence of certain events, (vii) add, at times only when the aggregate elected borrowing base commitments are greater than 75% of the borrowing base then in effect and the consolidated cash balance is in excess of $150.0 million, a mandatory prepayment of such excess amount, (viii) add an additional financial covenant of a maximum secured leverage ratio of not more than 2.50 to 1.00 as of the last day of any fiscal quarter for the four fiscal quarters ending on such date, (ix) require a semi-annual scheduled redetermination to occur on or about October 15, 2020, and (x) amend certain other negative covenants, schedules and annexes to the Revolving Credit Agreement.
Termination of Drilling Rig Contracts
As discussed in Note 1—Organization and Nature of Operations—Recent Events, the Company has reduced planned development activity. During the second quarter of 2020, the Company terminated third-party agreements associated with certain drilling rigs. As a result of these terminations, during 2020, the Company will pay approximately $15.2 million of one-time rig termination costs, which will reduce Operating lease assets by approximately $53.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, lack of transportation and storage capacity, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Parsley Energy, Inc. (either individually or together with its subsidiaries, as the context requires, “we,” “us,” “our” or the “Company”) is an independent oil and natural gas company focused on the acquisition, development, exploration and production of unconventional oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are located in two sub areas of the Permian Basin, the Midland Basin and Delaware Basin, where, given the associated returns, we focus predominantly on horizontal development drilling.
Our sole material asset as of March 31, 2020 consisted of 377,578,206 PE Units and, as the sole managing member, we hold a controlling equity interest in Parsley Energy, LLC (“Parsley LLC”) and manage the business and affairs of Parsley LLC and its subsidiaries. We consolidate the financial and operating results of Parsley LLC and its subsidiaries and record noncontrolling interests for the economic interests in Parsley LLC held by PE Unitholders (other than the Company).
Outlook
We expect the recent significant decline in commodity prices due to the global outbreak of COVID-19 and the actions of foreign oil producers such as Saudi Arabia and Russia to have a material impact on our business. For risks associated with these and other factors, see “Item 1A. Risk Factors” in this Quarterly Report. As a result of these market dynamics, we have taken actions to protect our balance sheet to preserve long-term shareholder value, and are committed to allocating capital based on prevailing market conditions.
COVID-19
In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains.
As a producer of oil, natural gas and NGLs, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. The risks associated with COVID-19 have also impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have asked all non-field employees to work remotely until further notice. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.
Decline in Commodity Prices
The extreme supply and demand imbalance created by demand decreases resulting from COVID-19 and supply increases resulting from recent periods of increased production by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other countries, including Russia, beginning in March 2020, have negatively impacted U.S. and other oil, natural gas and NGL producers. In April 2020, Saudi Arabia, Russia and other crude oil-producing nations came to an agreement to cut limited amounts of production; however, we cannot predict whether or when oil production and economic activities will stabilize and return to levels seen prior to these events. We expect global equity market volatility experienced in first quarter 2020 to continue at least until the outbreak of COVID-19 stabilizes.
In addition to the current commodity price environment, we expect midstream and downstream capacity and storage constraints to continue to have a negative impact on our ability to sell our production. We and other operators have recently encouraged regulatory intervention by state and federal authorities to moderate hydrocarbon production and alleviate storage constraints. If market constraints continue such that storage is unavailable or commodity prices remain depressed, or if regulatory action requires, we may be forced or elect to shut-in some or all of our production or delay or discontinue our drilling plans. If we are forced to shut in production, we will likely incur greater costs to bring the associated production back online.
As a result of the factors discussed above, we reduced our 2020 capital budget to less than $700 million, with reported first quarter 2020 capital expenditures of $379 million representing more than 50% of this revised full-year budget. We have also significantly reduced our planned development activity in 2020, including by suspending all new drilling and completion activity in the near-term, and we plan to reactivate operations at a stabilized activity level of four-to-five rigs and one-to-two frac spreads when commodity prices improve. In addition, and in light of this challenging environment, all of Parsley's executive vice presidents and more senior officers elected to reduce their respective 2020 cash compensation by at least 50% when compared to 2019.
Global Economic Environment
The ongoing effects of COVID-19, coupled with a significant decline in commodity prices, has contributed to equity market volatility and, potentially, the risk of a global recession.
We have experienced a sharp decline in the price of our Class A common stock over the first quarter of 2020, a condition that is consistent across our industry. We do not have any debt covenants or other lending arrangements that depend upon our stock price. As of March 31, 2020, we were in compliance with the financial covenants contained in our revolving credit facility (the “Revolving Credit Agreement”), which provide that our consolidated leverage ratio, as of the end of each fiscal quarter may not exceed 4.0 to 1.0 and our current ratio (based on the ratio of consolidated current assets to consolidated current liabilities), as of the end of each fiscal quarter, may not be less than 1.0 to 1.0. Please see “—Capital Requirements and Sources of Liquidity” and Note 17—Subsequent Events—Ninth Amendment to Revolving Credit Agreement for additional information regarding the Revolving Credit Agreement and the financial covenants contained therein.
Our Properties
At March 31, 2020, we held 360,629 gross (256,993 net) leasehold acres. Our identified drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves, Winkler and Ward Counties, Texas, in the Delaware Basin.

As of March 31, 2020, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	838	696.8	512	477.1	1,350	1,173.9
Delaware Basin	30	29.2	305	292.4	335	321.6
Total	868	726.0	817	769.5	1,685	1,495.5
As of March 31, 2020, we held an interest in 2,227 gross (1,571,2 net) wells, including wells that we did not operate.
From the commencement of our horizontal drilling program in 2013 through March 31, 2020, we have placed on production 506 gross (458.7 net) horizontal wells in the Midland Basin and 107 gross (103.1 net) horizontal wells in the Delaware Basin. The table below summarizes the horizontal wells placed on production during the periods indicated:

	Three Months Ended March 31, 2020
Area	Gross	Net
Midland Basin	28	27.0
Delaware Basin	13	12.8
Total	41	39.8
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:
•production volumes;
•realized prices on the sale of oil, natural gas, and NGLs, including the effect of our commodity derivative contracts;
•lease operating expenses;
•capital expenditures;
•returns on capital invested; and
•certain unit costs.
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
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Oil sales	93%	87%
Natural gas sales	1%	3%
Natural gas liquids sales	6%	10%
Other revenues include fees from third parties, including working interest owners in our operated wells, and fees relating to our midstream operations, as well as easement and other surface use fees charged by Parsley Minerals, LLC to third parties.

Production Volumes
The following table presents production volumes for our properties for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Oil (MBbls)	11,523	7,102
Natural gas (MMcf)	16,667	10,488
Natural gas liquids (MBbls)	3,626	2,436
Total (MBoe)	17,927	11,286
Average net production (Boe/d)	197,000	125,400
Production Volumes Directly Impact Our Results of Operations
As reservoir pressures decline, production from a given well or formation decreases. Growth in our future production and reserves will depend on our ability to continue to add proved reserves in excess of our production. Accordingly, we plan to continue adding reserves through the development of our properties as well as through selective acquisitions. Our ability to add reserves through development projects and acquisitions is dependent on many factors, including our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel and successfully identify and consummate acquisitions.
Realized Prices on the Sale of Oil, Natural Gas and NGLs
Historically, and especially in recent months, oil, natural gas and NGLs prices have been extremely volatile, and we expect volatility to continue. Because our production consists primarily of oil, our production revenues are more sensitive to fluctuations in the price of oil than they are to fluctuations in the price of natural gas or NGLs. During 2019, the low price for each of NYMEX WTI oil futures and NYMEX Henry Hub gas futures was $45.41 per barrel and $2.07 per MMBtu, respectively. In contrast, during the three months ended March 31, 2020, as a result of the global outbreak of COVID-19 and the competition among Russia, Saudi Arabia and other producers for global crude oil market share, prices for oil and natural gas declined significantly, reaching lows of $20.09 per barrel for NYMEX WTI oil futures and $1.60 per MMBtu for NYMEX Henry Hub gas futures. While OPEC, Russia and other allied producers subsequently agreed to reduce production in April 2020, oil prices have remained depressed, including falling to negative pricing in April 2020. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices in March and April.
To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in commodity prices, we enter into derivative arrangements for a portion of our production, with an emphasis on our oil production. By removing a portion of price volatility associated with our oil production, we believe we will mitigate, but not eliminate, the potential negative effects of reductions in oil prices on our cash flow from operations for the relevant periods. See Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.
We expect to use commodity derivative instruments to hedge our price risk in the future , although our ability to do so economically may be limited in the current commodities price environment as described in “Item 1A. Risk Factors—Some of our commodity hedging transactions limit our potential gains or fail to fully protect us from declines in commodity prices” in this Quarterly Report. Our hedging strategy and future hedging transactions will be determined at our discretion and may differ from our historical hedging strategy. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production. See Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details regarding the volumes and terms of our derivative instruments as of March 31, 2020.

We will have recognized the following cumulative gains (losses) in the line item Gain (loss) on derivatives on our condensed consolidated statements of operations from net premiums paid or deferred on options that will settle during the following periods (in thousands):

Q2 2020	$8,087
Q3 2020	7,575
Q4 2020	7,575
Q1 2021	(1,205)
Q2 2021	(1,205)
Q3 2021	(709)
Q4 2021	(709)
Total	$19,409
Recent Events
Ninth Amendment to Revolving Credit Agreement
On April 27, 2020, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, entered into the ninth amendment to the Revolving Credit Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the aggregate elected borrowing base commitments from $1.0 billion to $1.075 billion, (ii) reaffirm the borrowing base at $2.7 billion, (iii) extend the maturity date from October 28, 2021 to October 28, 2023, (iv) increase the letters of credit commitments from $30.0 million to $60.0 million, (v) increase the applicable margins for borrowings under the Revolving Credit Agreement to a range of (a) 2.00% to 3.00% for LIBOR based borrowings and (b) 1.00% to 2.00% for alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization, (vi) add provisions to facilitate the transition from the use of LIBOR as a benchmark rate for borrowings upon the occurrence of certain events, (vii) add, at times only when the aggregate elected borrowing base commitments are greater than 75% of the borrowing base then in effect and the consolidated cash balance is in excess of $150.0 million, a mandatory prepayment of such excess amount, (viii) add an additional financial covenant of a maximum secured leverage ratio of not more than 2.50 to 1.00 as of the last day of any fiscal quarter for the four fiscal quarters ending on such date, (ix) require a semi-annual scheduled redetermination to occur on or about October 15, 2020, and (x) amend certain other negative covenants, schedules and annexes to the Revolving Credit Agreement.
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
As discussed above, the recent decline in commodity prices in addition to the ongoing effects of COVID-19 have impacted, among other things, our operations, future development plans and expected future cash flows. As a result of these impacts, the carrying amount of certain of the Company’s proved oil and natural gas properties exceeded their expected undiscounted future cash flows.
The key assumptions used to determine our expected undiscounted future cash flows include, but are not limited to, future commodity prices, future price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. The recent significant decline in commodity prices and the ongoing effects of COVID-19 have resulted in business and operational changes impactful to each of the key assumptions mentioned above.
We evaluate future commodity pricing for oil and NGLs based on five-year NYMEX WTI futures prices and future commodity pricing for natural gas based on five-year NYMEX Henry Hub futures prices, each of which decreased from March 31, 2019 to March 31, 2020. The estimated decrease in value of undiscounted future cash flows from March 31, 2019 to March 31, 2020 is primarily due to decreased commodity prices.

As part of our period end reserves estimation process for future periods, we expect changes in the key assumptions used, which could be significant, including updates to future pricing estimates and differentials, updates to future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions. There is a significant degree of uncertainty with respect to the assumptions used to estimate undiscounted future cash flows due to, but not limited to, the risk factors referred to in “Item 1A. Risk Factors” included elsewhere in this Quarterly Report and in the Annual Report.
We estimated the fair value of the applicable asset group by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. At March 31, 2020, our estimates of commodity prices for purposes of determining discounted future cash flows ranged from oil prices of $29.02 per barrel in 2020 to $57.22 per barrel in 2028. Natural gas prices ranged from $2.03 per Mcf in 2020 to $3.04 per Mcf in 2028. Pricing subsequent to 2028 was escalated based on a 2% inflation factor. These prices were then adjusted for location and quality differentials. The expected future cash flows were discounted using a rate of 11 percent, which we believe is a market-based weighted average cost of capital for industry peers and was deemed appropriate at the time of the valuation for this analysis. As a result, we recognized a non-cash charge against earnings of $4.4 billion during the three months ended March 31, 2020. Of this amount, $3.1 billion and $1.3 billion were attributable to properties in our Midland and Delaware Basin areas, respectively. At March 31, 2020, following the recognition of impairment in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 91% per field and, individually, by a minimum of 75%.
Due to the demand impacts associated with the global COVID-19 pandemic and the supply impacts associated with the competition among Russia, Saudi Arabia and other producers for global crude oil market share, we may experience additional proved and unproved impairments in the future if commodity prices continue to decline or remain low for a prolonged period of time. In addition, negative changes in price differentials or increases in capital or operating costs could also negatively impact the estimated future undiscounted cash flows related to our proved oil and natural gas properties, which could result in additional future impairment. Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. However, a decrease of 10% in estimated future pricing of oil and natural gas commodities as of March 31, 2020, would not have resulted in the carrying value of our oil and natural gas properties exceeding the estimated future undiscounted cash flows.
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
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Capital expenditures	$378,764	$406,304

Results of Operations
Production Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,
	2020	2019
Production revenues (in thousands):
Oil sales	$522,172	$368,126
Natural gas sales	5,169	14,452
Natural gas liquids sales	32,435	43,785
Total production revenues	$559,776	$426,363

Average realized prices(1):
Oil, without realized derivatives (per Bbls)	$45.32	$51.83
Oil, with realized derivatives (per Bbls)	49.17	49.40
Natural gas, without realized derivatives (per Mcf)	0.31	1.38
Natural gas, with realized derivatives (per Mcf)	0.50	1.33
Natural gas liquids (per Bbls)	8.95	17.97
Average price per Boe, without realized derivatives	31.23	37.78
Average price per Boe, with realized derivatives	33.88	36.20

Production:
Oil (MBbls)	11,523	7,102
Natural gas (MMcf)	16,667	10,488
Natural gas liquids (MBbls)	3,626	2,436
Total (MBoe)	17,927	11,286

Average daily production volume:
Oil (Bbls)	126,626	78,911
Natural gas (Mcf)	183,154	116,533
Natural gas liquids (Bbls)	39,846	27,067
Total (Boe)	197,000	125,400

(1)	Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.
The table below shows, for the periods indicated, our average realized oil price as a percentage of the average NYMEX oil price, our average realized natural gas price as a percentage of the average NYMEX gas price, and our average realized NGLs price as a percentage of the average NYMEX oil price. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil, natural gas and NGLs revenues. Realized oil, natural gas and NGLs prices are the actual prices realized at the wellhead, adjusted for quality, transportation fees and costs, differentials, marketing premiums or deductions and other factors that affect the price received at the wellhead. During the three months ended March 31, 2020, most of our oil production was sold at NYMEX WTI and most of our natural gas production was sold at Waha Hub prices.

	Three Months Ended March 31,
	2020	2019
Average realized oil price ($/Bbl)	$45.32	$51.83
Average NYMEX ($/Bbl)	$46.07	$54.74
Differential to NYMEX	$(0.75)	$(2.91)
Average realized oil price as a percentage of average NYMEX oil price	98%	95%
Average realized natural gas price ($/Mcf)	$0.31	$1.38
Average NYMEX ($/Mcf)	$1.87	$2.88
Differential to NYMEX	$(1.56)	$(1.50)
Average realized natural gas price as a percentage of average NYMEX gas price	17%	48%
Average realized NGLs price ($/Bbl)	$8.95	$17.97
Average NYMEX ($/Bbl)	$46.07	$54.74
Differential to NYMEX	$(37.12)	$(36.77)
Average realized NGLs price as a percentage of average NYMEX oil price	19%	33%
As reflected in the table above, the price differential between our average realized oil price and the average NYMEX oil price was lower during the three months ended March 31, 2020 than during the three months ended March 31, 2019. Widened oil and natural gas basis differentials during the three months ended March 31, 2019 were largely attributable to industry concerns at that time regarding the sufficiency of pipeline takeaway capacity for oil, natural gas and NGLs production. These concerns ebbed during the remainder of 2019 and the first quarter of 2020, causing the oil price differential to narrow, and, as of March 31, 2020, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGLs production.
Following March 31, 2020, the global supply and demand imbalance described elsewhere in this Quarterly Report, together with increased concerns regarding the availability of storage and transportation capacity, has caused our oil price differential to widen. As a result, our average realized oil price as a percentage of the NYMEX oil price may be lower during the second quarter of 2020 than during the first quarter of 2020.
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues increased by $133.4 million, or 31.3%, to $559.8 million for the three months ended March 31, 2020 from $426.4 million for the three months ended March 31, 2019.

As shown in the following tables, from the three months ended March 31, 2019 to the three months ended March 31, 2020, the net dollar effect of the decrease in oil, natural gas and NGLs prices was $125.7 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $259.1 million.

	Change in prices(1)	Three months ended March 31, 2020 Production volumes(2)	Total net dollar effect of change
Effect of change in price:		(in thousands)	(in thousands)
Oil (per Bbls)	$(6.51)	11,523	$(75,113)
Natural gas (per Mcf)	(1.07)	16,667	(17,798)
Natural gas liquids (per Bbls)	(9.02)	3,626	(32,739)
Total revenues due to change in price			$(125,650)

	Change in production volumes(2)	Three months ended March 31, 2019 Average prices(1)	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil (MBbls)	4,421	$51.83	$229,159
Natural gas (MMcf)	6,179	1.38	8,515
Natural gas liquids (MBbls)	1,190	17.97	21,389
Total revenues due to change in production volumes			$259,063

(1)  Oil and NGLs prices are shown per Bbl and natural gas prices are shown per Mcf.
(2)  Oil and NGLs production volumes are shown in MBbls and natural gas production volumes are shown in MMcf.
Other revenues
Other revenues increased by $3.7 million to $5.0 million for the three months ended March 31, 2020 from $1.3 million for the three months ended March 31, 2019. The increase is predominantly associated with increased water income from our midstream operations.

Operating expenses
The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Operating expenses (in thousands):
Lease operating expenses	$73,608	$41,172
Transportation and processing costs	14,195	8,257
Production and ad valorem taxes	37,183	27,407
Depreciation, depletion and amortization	274,680	173,723
General and administrative expenses(1)	35,964	38,037
Exploration and abandonment costs	561,611	22,994
Impairment	4,374,253	—
Acquisition costs	14,425	—
Accretion of asset retirement obligations	435	345
Gain on sale of property	(10)	—
Restructuring and other termination costs(2)	34,769	—
Other operating expenses (income)	169	(811)
Total operating expenses	$5,421,282	$311,124

Expense per Boe:
Lease operating expenses	$4.11	$3.65
Transportation and processing costs	0.79	0.73
Production and ad valorem taxes	2.07	2.43
Depreciation, depletion and amortization	15.32	15.39
General and administrative expenses	2.01	3.37
Exploration and abandonment costs	31.33	2.04
Impairment	244.00	—
Acquisition costs	0.80	—
Accretion of asset retirement obligations	0.02	0.03
Gain on sale of property	—	—
Restructuring and other termination costs	1.94	—
Other operating expenses (income)	0.01	(0.07)
Total operating expenses per Boe	$302.40	$27.57

(1) General and administrative expenses include stock-based compensation expense of $6.4 million and $5.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
(2) Restructuring and other termination costs includes stock-based compensation expense of $4.8 million for the three months ended March 31, 2020 related to accelerated vesting.
Lease operating expenses. Lease operating expenses were $73.6 million and $41.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase is primarily due to the increase in our asset base, the majority of which is associated with our acquisition of Jagged Peak Energy Inc. (“Jagged Peak”) in January 2020 (“the Jagged Peak Acquisition”).
On a per Boe basis, lease operating expenses increased $0.46 per Boe, or 13%, to $4.11 for the three months ended March 31, 2020 from $3.65 for the three months ended March 31, 2019. The increase in lease operating expenses per Boe is primarily attributable to the acquired Jagged Peak properties discussed above, partially offset by increased production volumes.
Transportation and processing costs. Transportation and processing costs, which represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements, were $14.2 million and $8.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily due to the increase in production period over period, as well as plant electricity charges and other fees. On a per Boe basis, transportation and processing costs were $0.79 and $0.73 for the three months ended March 31, 2019, respectively. The increase in transportation and processing costs per Boe for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily attributable to increased electricity charges and other fees.
Production and ad valorem taxes. Production and ad valorem taxes were $37.2 million and $27.4 million for the three months ended March 31, 2020 and 2019, respectively. On a per Boe basis, production and ad valorem taxes decreased to $2.07 per Boe for the three months ended March 31, 2020 from $2.43 per Boe for the three months ended March 31, 2019.
Overall, for the three months ended March 31, 2020, as compared to the same period in 2019, production taxes increased by approximately $3.9 million as a result of increased production volumes, offset by decreased oil, natural gas and NGLs prices. Ad valorem taxes increased $5.9 million over the same period, reflecting higher property valuation assessments by local taxing authorities.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $274.7 million and $173.7 million for the three months ended March 31, 2020 and 2019, respectively.
The increase in DD&A is largely attributable to development activity that resulted in an increase in costs subject to depletion as of March 31, 2020, as compared to March 31, 2019 and a 57% increase in production during the three months ended March 31, 2020, as compared to the same period in 2019. These increases were partially offset by a 35% increase in total proved reserves and a 53% increase in proved developed reserves as of March 31, 2020, as compared to March 31, 2019. The increase in reserves is primarily attributable to the addition of reserves as a result of the Jagged Peak Acquisition.
On a per Boe basis, DD&A expense decreased to $15.32 per Boe for the three months ended March 31, 2020 from $15.39 per Boe during the three months ended March 31, 2019, primarily due to the increase in total proved and proved developed reserves as discussed above.
General and administrative expenses. General and administrative expenses were $36.0 million and $38.0 million during the three months ended March 31, 2020 and 2019, respectively. The decrease for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily due to ongoing corporate cost savings initiatives.
On a per Boe basis, general and administrative expenses were $2.01 and $3.37 for the three months ended March 31, 2020 and 2019, respectively. The decreases are a result of production volume growth outpacing general and administrative expenses, as well as the corporate cost savings initiatives discussed above.
Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Leasehold abandonments and impairments	$556,512	$22,189
Geological and geophysical costs	5,099	797
Other	—	8
Total exploration and abandonment costs	$561,611	$22,994
During the three months ended March 31, 2020 and 2019, we recognized leasehold abandonment and impairment charges of approximately $556.5 million and $22.2 million respectively. As a result of the recent significant commodity price decline and the ongoing effects of COVID-19, as discussed in more detail in “—Outlook” and “—Recent Events”, we have reduced our development activity plans for 2020 and begun proactively shutting-in certain vertical wells with modest production spanning multiple counties. The acreage held by these wells is identified as unproved property, held by production (“HBP”) and the production from these wells has generally met the associated lease requirements.
Our evaluation involved reviewing the impact that the commodity price decline and the ongoing effects of COVID-19 would have on operated and non-operated HBP acreage. During the three months ended March 31, 2020, we recorded $531.1 million of leasehold abandonment and impairment charges associated with the probable loss of HBP operated and non-operated acreage due to shutting-in vertical wells with modest production or because we believe the applicable operator has no current plans to drill or extend the applicable leases prior to their expiration. Additionally, during the three months ended March 31, 2020, we recorded non-cash leasehold abandonment and impairment charges of $13.0 million relating to acreage expiring in future years and $12.4 million associated with leases expiring during the current year, in each case because we have no current plans to drill or extend the leases prior to their expiration.
During the three months ended March 31, 2020 and 2019, we incurred geological and geophysical expenses of $5.1 million and $0.8 million. Our geological and geophysical expenses consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to geoscientific analysis of our acreage. The increase in geological and geophysical expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily due to transfer fees and costs relating to the acquisition of seismic data in connection with the Jagged Peak Acquisition.
We recognized other exploration costs of $8.0 thousand during the three months ended March 31, 2019, which includes research and other similar costs. There were no such costs incurred during the three months ended March 31, 2020.
Impairment. As a result of the carrying amount of certain of our proved oil and natural gas properties being less than their expected undiscounted future cash flows, we recognized a non-cash charge against earnings of $4.4 billion as discussed in more detail in Note 16—Disclosures About Fair Value to our consolidated financial statements included elsewhere in this Quarterly Report. There were no such costs for the three months ended March 31, 2019.
Acquisition costs. During the three months ended March 31, 2020, we incurred $14.4 million in acquisition costs primarily relating to the Jagged Peak Acquisition that include non-recurring legal costs, advisory costs, accounting and valuation costs, consulting costs and other general and administrative expenses directly associated with the acquisition. During the three months ended March 31, 2019, we incurred no such acquisition costs.
Restructuring and other termination costs. During the three months ended March 31, 2020, we incurred one-time restructuring and other termination costs of $34.8 million associated with the Jagged Peak Acquisition. We incurred no such restructuring and other termination costs for the three months ended March 31, 2019.
Other operating expenses (income). During the three months ended March 31, 2020, other operating expenses included an impairment expense of $0.1 million associated with leasehold improvements for office space in Austin, Texas that we are no longer using as discussed in Note 16—Disclosures About Fair Value to our consolidated financial statements included elsewhere in this Quarterly Report. During the three months ended March 31, 2019, other operating income included a credit associated with idle charges of $0.8 million.

Other income (expense)
The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Other income (expense) (in thousands):
Interest expense, net	$(41,679)	$(33,002)
Loss on early extinguishment of debt	(21,388)	—
Gain (loss) on derivatives	545,692	(119,687)
Change in TRA liability	70,529	—
Interest income	249	291
Other (expense) income	(3,983)	58
Total other income (expense), net	$549,420	$(152,340)
Interest expense, net. Interest expense, net for the three months ended March 31, 2020 and 2019 was $41.7 million and $33.0 million, respectively. The $8.7 million increase is primarily due to $6.0 million of interest expense related to the assumption of the $500.0 million in aggregate principal amount of 5.875% senior notes due 2026 (the “2026 Notes”) that we assumed in connection with the Jagged Peak Acquisition, $2.2 million of interest expense related to the newly issued $400.0 million in aggregate principal amount of 4.125% senior unsecured notes due 2028 (the “2028 Notes”), and increased borrowings under the Revolving Credit Agreement, offset by the decrease in interest expense resulting from our redemption of $400.0 million in aggregate principal amount of outstanding 6.250% senior unsecured notes due 2024 (the “2024 Notes”), as discussed in Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Loss on early extinguishment of debt. We recorded a $21.4 million loss on early extinguishment of debt during the three months ended March 31, 2020 due to the redemption of the 2024 Notes. No such expenses were incurred for the three months ended March 31, 2019.
Gain (loss) on derivatives. We recognized a gain on derivatives of $545.7 million and a loss on derivatives of $119.7 million during the three months ended March 31, 2020 and March 31, 2019, respectively. The change in gain (loss) on derivatives for each of the periods is attributable to changes in commodity prices as well as the restructuring of our hedge portfolio. Where applicable, a decrease in the value of our commodity portfolio is generally attributable to higher commodity prices and, conversely, an increase in the value of our commodity portfolio is generally attributable to lower commodity prices.
Change in TRA liability. We recorded $70.5 million in other income during the three months ended March 31, 2020 associated with the write-off of the Company’s TRA liability primarily resulting from a valuation allowance recorded against the associated deferred tax asset. There was no such income recorded during the three months ended March 31, 2019.
Interest income. Interest income was $0.2 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively.
Other (expense) income. Other expense was $4.0 million and other income was $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase in other expense for the three months ended March 31, 2020, as compared to the same period in 2019, is primarily attributable to the $3.4 million material and supplies valuation adjustment as discussed in Note 16—Disclosures About Fair Value to our consolidated financial statements included elsewhere in this Quarterly Report, decrease in income from our equity investment in Spraberry Production Services, LLC and increases in expense in other miscellaneous items.
Income Tax Benefit
During the three months ended March 31, 2020 and 2019, we recognized income tax benefits of $571.0 million and $7.8 million, respectively. During the three months ended March 31, 2020, we recognized impairment of proved oil and natural gas properties of $4.4 billion and leasehold abandonment and impairment of unproved oil and natural gas properties of $556.5 million. As a result, the deferred tax balance changed from a net deferred tax liability to a net deferred tax asset as of March 31, 2020, which resulted in the establishment of a valuation allowance against the net deferred tax assets at March 31, 2020. We recognized the valuation allowance as a discrete item in our estimated annual effective tax rate.
The increase in income tax benefit during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is predominately associated with the impairments and leasehold abandonments discussed above, as well as net loss attributable to noncontrolling ownership interests and the impact of state income taxes. These increases are offset by the impact of the valuation allowance recorded against our net deferred tax asset balance.
Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Capital expenditures	$378,764	$406,304
As a result of the significant commodity price decline and the ongoing effects of COVID-19 as discussed in “—Recent Events,” we reduced our 2020 budget for capital development expenditures to be less than $700 million, of which approximately 90% is expected to be used for drilling, completions and equipment, and approximately 10% is expected to be used for infrastructure and other expenditures. We have also significantly reduced our planned development activity in 2020, including by suspending all new drilling and completion activity in the near-term, and we plan to reactivate operations at a stabilized activity level of four-to-five rigs and one-to-two frac spreads when commodity prices have sufficiently improved to justify increased activity. As a result of our reduced development activity, we expect to realize lower service and equipment costs in 2020. We expect approximately 30% to 35% of this budget to be associated with drilling and completions for proved undeveloped reserves as of December 31, 2019. Our capital budget excludes any amounts that may be paid for acquisitions. The amount and timing of capital expenditures during the remainder of 2020 is largely discretionary and within our control and will depend, in large part, on commodity prices. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for fiscal year 2020, we believe that our cash on hand, cash flow from operations and borrowings under the Revolving Credit Agreement will be sufficient to fund our operations through 2020. As of March 31, 2020, our liquidity was as follows (in millions):

Cash and cash equivalents	45.3
Revolving Credit Agreement availability	693.3
Liquidity	$738.6
Pro forma for our entry into the Ninth Amendment to the Credit Agreement, our liquidity as of March 31, 2020 was approximately $813.6 million.
Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, our commodity derivative contracts and the extent to which our production is hedged and the significant capital expenditures required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled in drilling locations not associated with proved reserves on our December 31, 2019 reserve report. The failure to achieve anticipated production and cash flows from operations from such wells could result in a reduction in future capital spending. Further, our capital expenditure budget for 2020 does not allocate any amounts for acquisitions of oil and natural gas properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all, particularly in light of current market conditions. If we are unable to obtain funds when needed or on acceptable terms, we may be required to further curtail our current drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Dividends
The following table sets forth information with respect to cash dividends and distributions declared by our board of directors during the three months ended March 31, 2020:

Declaration Date(1)	Record Date	Payment Date	Dividend/Distribution Amount(2)	Total Dividend/Distribution Payment(3) (in thousands)
January 23, 2020	March 10, 2020	March 20, 2020	$0.05	$20,603

(1)  On May 4, 2020, our board of directors declared a cash dividend of $0.05 per share of Class A common stock and, in its capacity as the managing member of Parsley LLC, a corresponding distribution of $0.05 per PE Unit, payable on June 19, 2020 to holders of Class A common stock and PE Unitholders of record as of June 9, 2020. The portion of the Parsley LLC distribution attributable to PE Units held by the Company will be used to fund the quarterly dividend on issued and outstanding shares of Class A common stock.
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
We did not pay dividends on our Class A common stock or distributions on our PE Units during the three months ended March 31, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$385,943	$213,059
Net cash used in investing activities	(238,958)	(359,307)
Net cash used in financing activities	(122,450)	(6,588)
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $385.9 million and $213.1 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by operating activities increased primarily due to a $137.1 million increase in total revenues due to increased production volumes offset by the decrease in commodity prices. Additionally, we had an increase of $90.6 million associated with changes in working capital, net of acquisitions, offset by a $95.2 million increase in cash based operating expenses, in each case, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Cash based operating expenses include lease operating expenses, transportation and processing costs, production and ad valorem taxes, cash general and administrative expenses, rig termination, restructuring and other termination costs, acquisition costs and certain other operating expenses.
Cash flows used in investing activities. Net cash used in investing activities was approximately $239.0 million and $359.3 million for the three months ended March 31, 2020 and 2019, respectively. The reduction in the amount of cash used in investing activities was due primarily to a $70.8 million decrease in development costs related to our oil and natural gas properties and $53.3 million in cash received upon completion of the Jagged Peak Acquisition, which is described in more detail in Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash flows used in financing activities. Net cash used in financing activities was $122.5 million and $6.6 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in financing activities increased primarily due to increased net debt activity of $90.2 million as discussed in Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report, dividends paid of approximately $20.6 million during the three months ended March 31, 2020 and $5.7 million increased payments primarily relating to the vesting of certain stock-based awards as a result of the Jagged Peak Acquisition.
Capital Sources
Revolving Credit Agreement. See Note 8—Debt and Note 17—Subsequent Events—Ninth Amendment to the Revolving Credit Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding the Revolving Credit Agreement.
5.875% Senior Unsecured Notes due 2026. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding the 2026 Notes.
4.125% Senior Unsecured Notes due 2028. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding the 2028 Notes.
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
Working Capital
Our working capital totaled ($149.1) million and ($397.3) million at March 31, 2020 and December 31, 2019, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents totaled $45.3 million and $20.7 million at March 31, 2020 and December 31, 2019, respectively. The $24.4 million increase in cash and cash equivalents was largely related to an increase in derivative-related activity, including $32.5 million received in connection with restructuring our derivative portfolio and $16.9 million received from positions that settled during the current period, which was offset by $14.5 million of deferred premium payments. Additionally, these cash receipts were offset by payments made for costs associated with the development of our oil and natural gas properties, as described in “—Factors Affecting the Comparability of Our Financial Condition and Results of Operations—Capital Expenditures.” Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Contractual Obligations
We had no material changes, other than described below, in our contractual commitments and obligations during the three months ended March 31, 2020 from the amounts listed under “Part II, Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.
Assumption of Jagged Peak Notes and Payoff of Jagged Peak Revolving Credit Facility
In connection with the completion of the Jagged Peak Acquisition, Parsley LLC assumed Jagged Peak’s guarantee of the 2026 Notes and repaid in full all outstanding obligations under Jagged Peak’s credit facility by borrowing under the Revolving Credit Agreement, as discussed in Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Termination of Indenture
In connection with the issuance of the 2028 Notes, the Company redeemed in full the 2024 Notes and the indenture governing such 2024 Notes was satisfied and discharged. The Company also entered into a new indenture in connection with the issuance of the 2028 Notes. For additional information, see Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Policies and Estimates
There have not been any material changes during the three months ended March 31, 2020 to the methodology applied by management for critical accounting policies previously disclosed in the Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report for further description of our critical accounting policies.
Off-Balance Sheet Arrangements
As of March 31, 2020, we were party to certain transportation and sale agreements providing for the delivery of fixed and determinable quantities of oil and natural gas, which we enter into in the ordinary course of business. If production volumes are not sufficient to meet these contracted delivery commitments, we may be subject to deficiency fees unless we purchase commodities in the market to satisfy such commitments. See Note 12—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
We do not otherwise maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the condensed consolidated financial statements.

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
Commodity Price Risk
Our major market risk exposure is in the pricing that we receive for our oil and natural gas production. Pricing for our production has been volatile and unpredictable for several years, and especially over the last several months, and this volatility is expected to continue in the future. The prices we receive for our production may be affected by many factors outside of our control, such as the uncertainty regarding the scope and length of time it will take for the United States and the rest of the world to slow the spread of COVID-19 and uncertainty as to whether the future actions of foreign oil producers, such as Saudi Arabia and Russia, will prolong or exacerbate the current over-supply of crude oil.
We enter into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. We plan to continue our practice of entering into such transactions at times and on terms desired to maintain a portfolio of commodity derivative contracts covering all or a portion of our projected oil and natural gas production, although our ability to do so economically may be limited in the current commodities price environment as described in “Item 1A. Risk Factors—Some of our commodity hedging transactions limit our potential gains or fail to fully protect us from declines in commodity prices” in this Quarterly Report. We enter into swap contracts whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we enter into two-way collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price, and three-way collars, whereby we pay the excess, if any, of the floating rate over the fixed ceiling price or, if the floating rate is below the short put price, we receive the floating rate plus the difference between the short put price and long put price. We also enter into put spreads and basis swaps. These hedging activities are intended to support oil prices at targeted levels and to manage our exposure to oil price fluctuations. For a description of our open positions at March 31, 2020, see Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
We do not require collateral from our counterparties for entering into derivative instruments, so in order to mitigate the credit risk associated with such derivative instruments, we typically enter into an International Swap Dealers Association Master Agreement and associated schedule to such agreement (“ISDA Agreement”) with each of our counterparties. The ISDA Agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each derivative transaction between the counterparty and us separately, the ISDA Agreement enables the counterparty and us to aggregate all trades under such agreement and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (i) default by a counterparty under a single trade can trigger rights to terminate all trades with such counterparty that are subject to the ISDA Agreement; and (ii) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out.
As of March 31, 2020, the fair market value of our oil and natural gas derivative contracts was a net asset of $414.7 million, including deferred premium payables of $15.9 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of March 31, 2020, the fair market value of our oil derivative contracts was a net asset of $418.0 million. Based on our open oil derivative positions at March 31, 2020, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $178.4 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $180.8 million. As of March 31, 2020, the fair market value of our natural gas derivative contracts was a net liability of $3.3 million. Based on our open natural gas derivative positions at March 31, 2020, a 10% increase in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $1.4 million. Based on our open natural gas derivative positions at March 31, 2020, a 10% decrease in the NYMEX Henry Hub price would decrease our net natural gas derivative liability by approximately $1.3 million. Please read Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Prices on the Sale of Oil, Natural Gas and NGLs.
Counterparty Risk
Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating. We plan to continue to evaluate the credit standings of our counterparties in a similar manner. All of our derivative contracts currently in place are with lenders under the Revolving Credit Agreement, each of whom has an investment grade rating. If we believe a counterparty’s creditworthiness has declined or is suspect, we may seek to novate the applicable derivative contracts to another financial institution with whom we have an ISDA Agreement in place.
Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of March 31, 2020, we had $2.7 billion of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.3%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to interest rate risk as a result of the Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of March 31, 2020, we had $300.0 million of outstanding borrowings under the Revolving Credit Agreement with an interest rate of 2.5%. Based on this amount outstanding, an increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $3.0 million per year.
On April 27, 2020, Parsley LLC and certain of its subsidiaries entered into the Ninth Amendment to the Revolving Credit Agreement, which, among other things, increased the applicable margins for borrowings under the Revolving Credit Agreement by 75 basis points for all LIBOR based borrowings and alternative base rate based borrowings, with the specific applicable margins determined by reference to borrowing base utilization. As a result, we expect that our interest rate expense for borrowings under the Revolving Credit Agreement will increase in the future.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report, as updated and supplemented below, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings, other than as set forth below.
Oil, natural gas and NGLs prices are volatile. A sustained period of low commodity prices or decreased demand for hydrocarbons may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
Our revenue, profitability, cash flow, access to capital, future rate of growth and the carrying value of our oil and natural gas properties are heavily influenced by the prices we receive for our oil and natural gas production and the prevailing market prices from time to time for oil, natural gas and NGLs. Historically, oil, natural gas and NGLs prices have been volatile and subject to wide fluctuations.
As an example, during 2019, the low price for each of NYMEX WTI oil futures and NYMEX Henry Hub gas futures was $45.41 per barrel and $2.07 per MMBtu, respectively. In contrast, during the first quarter of 2020, prices for oil and natural gas declined significantly, reaching lows of $20.09 per barrel for NYMEX WTI oil futures and $1.60 per MMBtu for NYMEX Henry Hub gas futures. This recent significant decline in crude oil and natural gas prices is largely attributable to the combination of the global outbreak of COVID-19, which has reduced demand for oil and natural gas because of significantly reduced global and national economic activity, and increased supply by Russia, Saudi Arabia and other producers, commonly referred to as “OPEC Plus.” Collectively, these events created an unprecedented global oil and natural gas supply and demand imbalance, reduced global oil and natural gas storage capacity, caused oil and natural gas prices to decline significantly and resulted in continued volatility in oil, natural gas and NGLs prices into the second quarter of 2020.
On April 12, 2020, OPEC Plus agreed to cut oil production by 9.7 million barrels per day in May and June 2020. In addition, we and other companies in the United States have voluntarily curtailed production and encouraged regulatory intervention to stabilize hydrocarbon production in the United States. We cannot predict whether any of these activities will reduce the global supply and demand imbalance or whether or when oil and natural gas production and economic activities will return to levels seen prior to recent events. In the absence of additional reductions to global production, oil, natural gas and NGLs prices could remain at current levels, or decline further, for an extended period of time.
In addition to the recent factors discussed above, volatility in oil, natural gas and NGLs prices has historically resulted from domestic and international changes in supply and demand, economic and legal forces, events and uncertainties, and numerous other factors beyond our control, including those factors listed below (which list is not exhaustive):
•worldwide, regional and local economic conditions impacting the supply and demand for oil, natural gas and NGLs;
•the level of global exploration and production;
•the level of global oil, natural gas and NGLs inventories;

•the price and quantity of oil, natural gas and NGLs imports to and exports from the United States;
•political or economic conditions in or affecting other producing countries and regions, including conflicts or instability in the Middle East, Asia, and Eastern Europe;
•actions of OPEC Plus relating to oil price and production controls;
•prevailing prices on local price indices in the areas in which we operate and expectations about future commodity prices;
•the proximity, capacity, cost and availability of gathering, transportation, processing, storage, fractionation, refining and export facilities;
•weather conditions;
•technological advances affecting fuel economy, energy supply and energy consumption;
•shareholder activism or activities by non-governmental organizations to restrict or regulate the exploration and production of oil and natural gas so as to minimize or reduce emissions of carbon dioxide and methane greenhouse gases;
•the price and availability of alternative fuels and energy sources;
•cybersecurity attacks by nation states and non-state actors intended to disrupt the market for, or change the prices of, oil, natural gas and NGLs;
•the effect of energy conservation measures, alternative fuel requirements and increasing demand for alternatives to oil and natural gas;
•the impact of currency fluctuations; and
•domestic, local and foreign governmental regulations, including production limitations, environmental regulations and taxes.
These factors and the volatility of the energy markets, which we expect will continue, make it extremely difficult to predict future oil, natural gas and NGLs price movements with any certainty. If oil, natural gas and NGLs prices remain at current levels, or decline further, our operations will be materially and adversely affected and we may be required to make significant downward adjustments to our estimated proved reserves. In addition, we may be required to further reduce our production, which could result in a shortfall in expected cash flows and require us to reduce capital spending further or borrow funds to cover any such shortfall. Any of these factors would negatively affect our ability to replace our production and future rate of growth. In addition, under such conditions, we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in the present value of our reserves and our ability to develop future reserves. Any of these matters could materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.
Public health events that are outside of our control, including pandemics, epidemics and infectious disease outbreaks, such as the recent global outbreak of COVID-19, have materially and adversely affected, and may further materially and adversely affect, our business.
We face risks related to public health events that are outside our control, including pandemics, epidemics, and infectious disease outbreaks, and could significantly disrupt our operations and adversely affect our financial condition. For example, the recent global outbreak of COVID-19 has reduced demand for oil and natural gas because of significantly reduced global and national economic activity. In addition, the impact of COVID-19 or other public health events may adversely affect our operations, the health of our workforce and the health of workforces of our customers and service providers by rendering employees or contractors unable to work or unable to access our and their facilities for an indefinite period of time. On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas, and municipalities have declared public health emergencies. Along with these declarations, international, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although some evidence suggests the spread of COVID-19 in some areas of the United States is slowing, causing certain states and municipalities to reduce or eliminate restrictions on daily activities and business operations, to the extent COVID-19 continues or worsens, governments may impose or re-impose additional similar restrictions. In addition, the technology required for the corresponding transition to remote work increases our vulnerability to cybersecurity threats, including the potential for unauthorized persons to access sensitive information, render data or systems unusable or steal confidential or proprietary data, the impact of which may have material adverse effects on our business and operations. See “Item 1A. Risk Factors— Risks Related to the Oil and Natural Gas Industry and Our Business—Our business could be negatively affected by security threats, including cybersecurity threats and other disruptions” in the Annual Report. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could materially and adversely affect our operating results.
Commodity price declines to a level such that our future undiscounted cash flows from our properties are less than their carrying values for a significant period of time have required us, and may in the future require us, to take write-downs of the carrying values of our properties.
Accounting rules require that we periodically review the carrying values of our proved and unproved properties for possible impairment. Based on commodity prices and other specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying values of our properties. A write-down would constitute a non-cash charge to earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Oil and Natural Gas Properties” in the Annual Report and Note 16—Disclosures About Fair Value to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Given the volatility of commodity prices in recent years and their impact on our estimated future cash flows, we periodically review our proved oil and natural gas properties to determine if the carrying amount of the Company’s proved oil and natural gas properties is less than their expected undiscounted future cash flows. As described in more detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment of Proved Oil and Natural Gas Properties and elsewhere in this Quarterly Report, in connection with a review of our proved oil and natural gas properties, we recognized a non-cash charge against earnings of $4.4 billion during the three months ended March 31, 2020. Of this amount, $3.1 billion and $1.3 billion were attributable to properties in our Midland and Delaware Basin areas, respectively.
In addition, due to the recent significant commodity price decline and the ongoing effects of COVID-19, we have reduced our development activity plans for 2020 and begun proactively shutting-in certain vertical wells with modest production spanning multiple counties. In light of these events, as described in more detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Expenses, we evaluated the impact that the commodity price decline and the ongoing effects of COVID-19 would have on our operated and non-operated HBP acreage. As a result of this evaluation, we recorded $531.1 million of leasehold abandonment and impairment charges associated with the probable loss of HBP operated and non-operated acreage due to shutting-in vertical wells with modest production or because we believe the applicable operator has no current plans to drill or extend the applicable leases prior to their expiration. Additionally, during the three months ended March 31, 2020, we recorded non-cash leasehold abandonment and impairment charges of $13.0 million relating to acreage expiring in future years and $12.4 million associated with leases expiring during the current year, in each case, because we have no current plans to drill or extend the leases prior to their expiration.

If commodity prices remain at current levels or decline further, such that the expected undiscounted future cash flows from our properties are further reduced or we are forced to shut in or plug and abandon additional wells, we may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
Some of our commodity hedging transactions limit our potential gains or fail to fully protect us from declines in commodity prices.
To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of the commodities we sell, we enter into commodity derivative contracts for a significant portion of our production, with an emphasis on oil production, including put spread options, two-way collars, three-way collars and swap contracts. In connection with the Jagged Peak Acquisition, we also assumed Jagged Peak’s outstanding hedge positions at closing, and we bear the economic impact of such hedges. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas and NGLs” in the Annual Report and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Realized Prices on the Sale of Oil, Natural Gas and NGLs in this Quarterly Report. While intended to reduce the effects of crude oil and natural gas price volatility, certain transactions, such as two-way and three-way collars and swap contracts, limit our potential gains when prices rise over a certain price established by such arrangements. Conversely, certain transactions, such as two-way and three-way collars and put spread options, do not fully protect us from declines in oil or natural gas prices.
Global commodity prices are volatile. Such volatility challenges our ability to forecast and, as a result, it may become more difficult to manage our hedging program. We may end up hedging too much or too little, depending upon how our crude oil or natural gas volumes and our production mix fluctuate in the future. To the extent that the prices of oil and natural gas remain at current levels or decline further, we may not be able to economically hedge future production at the same level as our current hedges, and our results of operations and financial condition may be negatively impacted. Hedging transactions may also expose us to the risk of financial loss in certain circumstances, including instances in which: our production is less than expected; there is an increase in the differential between the underlying price in the derivative instrument and the actual prices received; the counterparties to our futures contracts fail to perform under the contracts; or a sudden unexpected event materially impacts crude oil or natural gas prices.
The marketability of our production is dependent upon vehicles, transportation and storage facilities and other facilities, most of which we do not control. If these vehicles or facilities are unavailable, or if we are unable to access such vehicles or facilities on commercially reasonable terms, our operations could be interrupted, our production could be curtailed or shut in, and our revenues could be reduced.
The marketing of oil, natural gas and NGLs production depends in large part on the availability, proximity and capacity of trucks, pipelines and storage facilities, gas gathering systems and other transportation, processing and refining facilities, as well as the existence of adequate markets. Because of the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and transportation capacity for our production may be limited or completely unavailable in the future. If there is insufficient capacity available on these systems, if these systems are unavailable to us, or if these systems are unavailable to us on commercially reasonable terms, the prices we receive for our production could be significantly depressed, or we could be forced to shut in some or all of our production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while we construct or purchase our own facilities or systems. If we are forced to shut in production, we will likely incur greater costs to bring the associated production back online. Cost increases necessary to bring the associated wells back online may be significant enough that such wells may become non-economic at low commodity price levels, which may lead to decreases in our proved reserve estimates and potential impairments and associated charges to our earnings. If we are able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in.
We also rely (and expect to rely in the future) on facilities developed and owned by third parties in order to store, process, transport and sell our oil, natural gas and NGLs production. Our plans to develop and sell our oil and natural gas production will be materially and adversely affected if third parties are unable or unwilling to provide sufficient transportation, storage or processing facilities to us, on commercially reasonable terms or otherwise.
The volume of oil and natural gas that we can produce is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, transportation, storage, processing, fractionation, refining or export facilities we utilize, or lack of capacity on such facilities. The curtailments arising from these and similar circumstances may last from a few days to several months or longer and, in many cases, we may be provided only limited, if any, advance notice as to when these circumstances will arise and their duration. Any such shut in or curtailment, or any inability to obtain favorable terms for delivery of the oil and natural gas produced from our fields, would adversely affect our financial condition and results of operations.
We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.
The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including, but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of pipelines and storage, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production, federal regulation of oil and natural gas sold in interstate commerce and public health concerns such as the global outbreak of COVID-19. In addition, we depend upon several significant purchasers for the sale of most of our oil and natural gas production. See “Item 1. Business—Oil and natural Gas Production and Operations” in the Annual Report and Note 15—Significant Customers to our condensed consolidated financial statements included elsewhere in this Quarterly Report. As a result of the unprecedented decline in commodity prices, purchasers of our oil and natural gas production may require that we provide letters of credits or other credit assurances for protection in the event of negative commodity prices. The Revolving Credit Agreement provides up to $60 million in letter of credit commitments from our lenders. If purchasers seek letter of credit commitments in excess of that amount, or we are otherwise unable to provide any credit assurances required by our marketing agreements, we may be in breach of those agreements, which could result in a termination of those agreements or negatively impact our ability to sell our production. We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production. The loss of one or more of these significant purchasers, and our inability to sell our production to other customers on terms we consider acceptable, could materially and adversely affect our business, financial condition, results of operations and cash flow.
When executive officers pledge shares of our common stock to secure borrowed funds, the forced sale of any pledged shares pursuant to a margin call or otherwise could cause our stock price to decline.
Under our Anti-Hedging and Pledging Policy, our directors and officers, and certain other employees, are generally restricted from pledging shares of our common stock to secure or guarantee indebtedness, unless such pledge is approved in advance by the Audit Committee. In accordance with this policy and with the approval of the Audit Committee, certain of our executive officers have pledged in the past, or are currently pledging, shares of our common stock to secure certain bank loans. We are typically not a party to such loans, and the terms of such loans are negotiated directly between the applicable officer and the applicable lending institution. If the price of our Class A common stock declines, an officer that has pledged shares may be forced by the applicable lender to provide additional collateral for his or her loans or to sell shares of Class A common stock held in order to remain within the margin limitations imposed under the terms of such loans. Furthermore, in the event of a default under the terms of such loans, the pledged shares may be acquired and sold by the applicable lender. In addition, any pledge by such officer of additional shares of our common stock would require advance approval by the Audit Committee in accordance with the terms of our Anti-Hedging and Pledging Policy, which may limit his or her ability to pledge additional shares of our common stock as a means to avoid or satisfy a margin call in the event of a decline in the price of Class A common stock. Any sales of Class A common stock following a margin call that is not satisfied may cause the price of Class A common stock to decline.

If we experience liquidity concerns, we could face a downgrade in our credit ratings, which could negatively impact our cost of and ability to access capital.
As of May 8, 2020, our long-term senior unsecured debt was rated Ba3 with a stable outlook by Moody’s Investors Service, Inc., BB with a stable outlook by Standard & Poor’s Ratings Services and BBB- with a stable outlook from Fitch Ratings. We cannot be assured that our credit ratings will not be downgraded in the future.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of Class A common stock during the three months ended March 31, 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/2020 - 1/31/2020	442,440	$18.43	—	$—
2/1/2020 - 2/29/2020	167,877	$16.80	—	$—
3/1/2020 - 3/31/2020	5,436	$13.40	—	$—
Total	615,753	$17.94	—	$—

(1)	Consists of shares of Class A common stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
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
4.1
Second Supplemental Indenture, dated January 15, 2020, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 21, 2020).

4.2
Second Supplemental Indenture, dated January 15, 2020, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.250% Senior Notes due 2025 (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 21, 2020).

4.3
First Supplemental Indenture, dated January 15, 2020, by and among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 5.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 21, 2020).

4.4
Indenture, dated as of May 8, 2018, by and among Jagged Peak Energy LLC, Jagged Peak Energy Inc. and Wells Fargo Bank, National Association, as trustee, related to the 5.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Jagged Peak Energy, Inc.’s Current Report Form 8-K, File No. 001-37995, filed with the SEC on May 8, 2018).

4.5
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

4.6
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

4.7
Third Supplemental Indenture, dated January 15, 2020, by and among Jagged Peak Energy LLC, Parsley Energy, LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, related to the 5.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 21, 2020).

4.8
Fourth Supplemental Indenture, dated January 15, 2020, by and among Jagged Peak Energy LLC, Parsley Energy, LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, related to the 5.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K, File No. 001-36463, filed with the SEC on February 21, 2020).

4.9
Indenture, dated February 11, 2020, among Parsley Energy, LLC, Parsley Finance Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, related to the 4.125% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on February 11, 2020).

10.1
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

10.2
Ninth Amendment to Credit Agreement, dated April 27, 2020, among Parsley Energy, LLC as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A. and BMO Harris Bank, N.A., as syndication agents, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Royal Bank of Canada and U.S. Bank National Association, as documentation agents, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on April 28, 2020).

10.3†
Director Agreement, dated as of January 10, 2020, by and between Parsley Energy, Inc. and James J. Kleckner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001 36463, filed with the SEC on January 10, 2020).

10.4†
Director Agreement, dated as of January 10, 2020, by and between Parsley Energy, Inc. and S. Wil VanLoh, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001 36463, filed with the SEC on January 10, 2020).

10.5†
First Amendment to the Amended and Restated Parsley Energy, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001 36463, filed with the SEC on January 10, 2020).

10.6†
Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Jagged Peak Energy Inc.’s Current Report on Form 8-K, File No. 001-37955, filed with the SEC on January 31, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Parsley Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

#	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Parsley agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARSLEY ENERGY, INC.

May 8, 2020	By:	/s/ Matt Gallagher
Matt Gallagher
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2020	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)