Form 10-Q
period 2020-06-30
Parsley Energy, Inc.
filed 2020-08-06
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-36463

PARSLEY ENERGY, INC.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction
of incorporation or organization)

303 Colorado Street
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 4, 2020, the registrant had 377,686,057 shares of Class A common stock and 35,101,316 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects and acquisitions, outcomes and effects of litigation, claims and disputes, derivative activities, potential financing and prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “intend,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
Our forward-looking statements address the various risks and uncertainties associated with the current market environment and the ongoing impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic, as well as the resulting significant impact on the global demand for oil, natural gas and natural gas liquids (“NGLs”) and the expected impact on our business, operations, earnings and results, including:
•the extent and duration of the material decline in global demand for, and prices of, oil, natural gas and NGLs;
•continued uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread (or prevent further outbreaks) of COVID-19 to the point where the applicable governmental authorities will ease current restrictions, or will not impose additional restrictions, on various commercial and economic activities that have resulted in, and may in the future result in, significantly reduced demand for oil, natural gas and NGLs;
•the effect of an overhang of significant amounts of crude oil inventory stored in the United States and elsewhere and the impact that such inventory overhang ultimately has on our ability to produce and sell oil, natural gas and
NGLs;
•uncertainty as to how the future actions of foreign oil producers, such as Saudi Arabia and Russia, will impact the supply of crude oil; and
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect the global credit markets as well as demand for oil, natural gas and NGLs.

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,265	$20,739
Accounts receivable, net of allowance for doubtful accounts:
Joint interest owners and other	37,331	48,785
Oil, natural gas and natural gas liquids	113,072	192,216
Related parties	4,264	183
Short-term derivative instruments, net	156,460	127,632
Other current assets	20,134	8,818
Total current assets	333,526	398,373
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	7,463,424	11,272,124
Accumulated depreciation and depletion	(125,906)	(2,117,963)
Total oil and natural gas properties, net	7,337,518	9,154,161
Other property, plant and equipment, net	183,117	170,306
Total property, plant and equipment, net	7,520,635	9,324,467
NONCURRENT ASSETS
Operating lease assets, net of accumulated depreciation	87,442	128,529
Long-term derivative instruments, net	6,987	—
Other noncurrent assets	7,748	4,845
Total noncurrent assets	102,177	133,374
TOTAL ASSETS	$7,956,338	$9,856,214
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$262,391	$416,346
Revenue and severance taxes payable	170,661	154,556
Short-term derivative instruments, net	142,507	158,522
Current operating lease liabilities	33,748	61,198
Other current liabilities	3,915	5,002
Total current liabilities	613,222	795,624
NONCURRENT LIABILITIES
Long-term debt	3,122,853	2,182,832
Deferred tax liabilities	4,974	193,409
Operating lease liabilities	56,881	69,195
Payable pursuant to tax receivable agreement	—	70,529
Long-term derivative instruments, net	12,780	—
Asset retirement obligations	26,870	20,538
Financing lease liabilities	1,481	1,320
Other noncurrent liabilities	310	119
Total noncurrent liabilities	3,226,149	2,537,942
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 378,408,302 shares issued and 377,687,889 shares outstanding at June 30, 2020 and 282,260,133 shares issued and 281,241,443 shares outstanding at December 31, 2019	3,784	2,822
Class B, $0.01 par value, 125,000,000 shares authorized, 35,101,316 and 35,420,258 shares issued and outstanding at June 30, 2020 and December 31, 2019	351	355
Additional paid in capital	6,976,220	5,200,795
(Accumulated deficit) retained earnings	(3,170,956)	570,889
Treasury stock, at cost, 720,413 shares and 1,018,690 shares at June 30, 2020 and December 31, 2019	(11,076)	(17,428)
Total stockholders' equity	3,798,323	5,757,433
Noncontrolling interests	318,644	765,215
Total equity	4,116,967	6,522,648
TOTAL LIABILITIES AND EQUITY	$7,956,338	$9,856,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
REVENUES
Oil sales	$187,447	$458,888	$709,619	$827,014
Natural gas sales	12,068	141	17,237	14,593
Natural gas liquids sales	18,364	38,312	50,799	82,097
Other	2,331	1,200	7,358	2,508
Total revenues	220,210	498,541	785,013	926,212
OPERATING EXPENSES
Lease operating expenses	61,549	42,696	135,157	83,868
Transportation and processing costs	14,565	6,608	28,760	14,865
Production and ad valorem taxes	23,362	30,744	60,545	58,151
Depreciation, depletion and amortization	127,465	198,563	402,145	372,286
General and administrative expenses	36,806	34,907	72,770	72,944
Exploration and abandonment costs	2,022	72	563,633	23,066
Impairment of long-lived assets	—	—	4,374,253	—
Acquisition costs	593	—	15,018	—
Accretion of asset retirement obligations	482	353	917	698
Gain on sale of property	(15)	—	(25)	—
Rig termination costs	15,106	—	15,106	—
Restructuring and other termination costs	2,528	1,562	37,297	1,562
Other operating expenses	11,431	2,199	11,600	1,388
Total operating expenses	295,894	317,704	5,717,176	628,828
OPERATING (LOSS) INCOME	(75,684)	180,837	(4,932,163)	297,384
OTHER INCOME (EXPENSE)
Interest expense, net	(40,454)	(33,597)	(82,133)	(66,599)
Gain (loss) on early extinguishment of debt	295	—	(21,093)	—
(Loss) gain on derivatives	(280,006)	19,561	265,686	(100,126)
Change in TRA liability	—	—	70,529	—
Interest income	20	103	269	394
Other income (expense)	117	715	(3,866)	773
Total other (expense) income, net	(320,028)	(13,218)	229,392	(165,558)
(LOSS) INCOME BEFORE INCOME TAXES	(395,712)	167,619	(4,702,771)	131,826
INCOME TAX BENEFIT (EXPENSE)	6,183	(32,625)	577,146	(24,835)
NET (LOSS) INCOME	(389,529)	134,994	(4,125,625)	106,991
LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	33,113	(19,059)	402,809	(15,120)
NET (LOSS) INCOME ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$(356,416)	$115,935	$(3,722,816)	$91,871

Net (loss) income per common share:
Basic	$(0.95)	$0.41	$(10.02)	$0.33
Diluted	$(0.95)	$0.41	$(10.02)	$0.33
Weighted average common shares outstanding:
Basic	376,950	279,706	371,507	279,253
Diluted	376,950	279,768	371,507	279,363
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings (Accumulated deficit)	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interests	Total equity
	(In thousands)
Balance at December 31, 2019	282,260	35,420	$2,822	$355	$5,200,795	$570,889	1,019	$(17,428)	$5,757,433	$765,215	$6,522,648
Shares of Class A common stock issued or reissued for acquisition	95,533	—	956	—	1,606,923	—	(1,019)	17,428	1,625,307	150,892	1,776,199
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	191,514	—	—	—	191,514	(191,514)	—
Exchange of PE Units and Class B common stock for Class A common stock	273	(273)	3	(3)	5,613	—	—	—	5,613	(5,613)	—
Change in net deferred tax liabilities due to issuance of PE Units by Parsley LLC	—	—	—	—	(21,371)	—	—	—	(21,371)	—	(21,371)
Vesting of restricted stock units	230	—	2	—	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	616	(11,049)	(11,049)	—	(11,049)
Restricted stock forfeited	—	—	—	—	(198)	—	101	—	(198)	—	(198)
Stock-based compensation	—	—	—	—	11,338	—	—	—	11,338	—	11,338
Dividends and distributions declared ($0.05 per share and per unit, respectively)	—	—	—	—	—	(19,029)	—	—	(19,029)	(1,757)	(20,786)
Net loss	—	—	—	—	—	(3,366,400)	—	—	(3,366,400)	(369,696)	(3,736,096)
Balance at March 31, 2020	378,296	35,147	$3,783	$352	$6,994,612	$(2,814,540)	717	$(11,049)	$4,173,158	$347,527	$4,520,685
Exchange of PE Units and Class B common stock for Class A common stock	46	(46)	—	—	(5,987)	—	—	—	(5,987)	5,987	—
Change in net deferred tax liabilities due to issuance of PE Units by Parsley LLC	—	—	—	—	1	—	—	—	1	—	1
Vesting of restricted stock units	66	—	1	(1)	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	3	(27)	(27)	—	(27)
Restricted stock forfeited	—	—	—	—	(100)	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	—	—	6,738	—	—	—	6,738	—	6,738
Dividends and distributions declared ($0.05 per share and per unit, respectively)	—	—	—	—	(19,044)	—	—	—	(19,044)	(1,757)	(20,801)
Net loss	—	—	—	—	—	(356,416)	—	—	(356,416)	(33,113)	(389,529)
Balance at June 30, 2020	378,408	35,101	$3,784	$351	$6,976,220	$(3,170,956)	720	$(11,076)	$3,798,323	$318,644	$4,116,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—CONTINUED
(Unaudited)

	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interests	Total equity
	(In thousands)
Balance at December 31, 2018	280,827	36,548	$2,808	$366	$5,163,987	$412,646	622	$(11,749)	$5,568,058	$751,677	$6,319,735
Exchange of PE Units and Class B common stock for Class A common stock	420	(420)	4	(4)	6,277	—	—	—	6,277	(6,277)	—
Change in net deferred tax liabilities due to issuance of PE Units by Parsley LLC	—	—	—	—	(571)	—	—	—	(571)	—	(571)
Distribution to owners from consolidated subsidiary	—	—	—	—	—	—	—	—	—	(603)	(603)
Vesting of restricted stock units	279	—	3	—	(3)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	291	(5,309)	(5,309)	—	(5,309)
Restricted stock forfeited	—	—	—	—	(267)	—	45	—	(267)	—	(267)
Stock-based compensation	—	—	—	—	5,589	—	—	—	5,589	—	5,589
Net loss	—	—	—	—	—	(24,064)	—	—	(24,064)	(3,939)	(28,003)
Balance at March 31, 2019	281,526	36,128	$2,815	$362	$5,175,012	$388,582	958	$(17,058)	$5,549,713	$740,858	$6,290,571
Exchange of PE Units and Class B common stock for Class A common stock	590	(590)	6	(6)	12,662	—	—	—	12,662	(12,662)	—
Change in net deferred tax liabilities due to issuance of PE Units by Parsley LLC	—	—	—	—	(2,197)	—	—	—	(2,197)	—	(2,197)
Vesting of restricted stock units	18	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	18	(343)	(343)	—	(343)
Restricted stock forfeited	—	—	—	—	(676)	—	41	—	(676)	—	(676)
Stock-based compensation	—	—	—	—	5,652	—	—	—	5,652	—	5,652
Net income	—	—	—	—	—	115,935	—	—	115,935	19,059	134,994
Balance at June 30, 2019	282,134	35,538	$2,821	$356	$5,190,453	$504,517	1,017	$(17,401)	$5,680,746	$747,255	$6,428,001
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,125,625)	$106,991
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	402,145	372,286
Leasehold abandonments and impairments	556,512	22,189
Impairment of long-lived assets	4,374,253	—
Accretion of asset retirement obligations	917	698
Gain on sale of property	(25)	—
Loss on early extinguishment of debt	21,093	—
Stock-based compensation	17,778	10,298
Deferred income tax benefit	(577,146)	24,835
Change in TRA liability	(70,529)	—
(Gain) loss on derivatives	(265,686)	100,126
Net cash received (paid) for derivative settlements	143,596	(15,111)
Net cash received (paid) for option premiums	48,886	(23,609)
Other	2,241	1,623
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	166,624	(13,417)
Accounts receivable—related parties	(4,081)	(798)
Other current assets	970	7,245
Other noncurrent assets	1,812	(805)
Accounts payable and accrued expenses	(176,351)	18,465
Revenue and severance taxes payable	16,105	4,866
Other noncurrent liabilities	191	—
Net cash provided by operating activities	533,680	615,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(565,321)	(737,194)
Acquisitions of oil and natural gas properties	(11,944)	(24,591)
Cash acquired from the Jagged Peak acquisition	53,347	—
Additions to other property and equipment	(3,162)	(27,911)
Proceeds from sales of property, plant and equipment	2,381	37,893
Other	(2,488)	4,489
Net cash used in investing activities	(527,187)	(747,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	1,285,000	352,000
Payments on long-term debt	(1,244,600)	(312,000)
Payments on financing lease obligations	(1,299)	(1,430)
Debt issuance costs	(11,777)	—
Repurchase of common stock	(11,076)	(5,652)
Dividends and distributions paid	(41,215)	—
Distributions to owners from consolidated subsidiary	—	(603)
Net cash (used in) provided by financing activities	(24,967)	32,315
Net decrease in cash, cash equivalents and restricted cash	(18,474)	(99,117)
Cash, cash equivalents and restricted cash at beginning of period	20,739	163,216
Cash, cash equivalents and restricted cash at end of period	$2,265	$64,099
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$(76,409)	$(58,164)
Cash received for income taxes	$—	$240
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$3,916	$1,208
Additions to oil and natural gas properties - change in capital accruals	$(122,239)	$41,124
Common stock issued for oil and natural gas properties	$1,776,199	$—
Net premiums on options that settled during the period	$(1,234)	$(19,748)
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
Recent Events
COVID-19 and its Impact on Global Commodity Prices
During the first half of 2020, the effects of the novel coronavirus 2019 (“COVID-19”) led to a significant decline in global demand for oil and natural gas, contributing to a steep reduction in commodity prices and negatively impacting oil and natural gas producers located in the United States, including the Company. The commodity price environment may remain depressed for an extended period as a result of reduced global oil and natural gas demand and the global economic recession. In response to these market dynamics, in addition to other measures, during the first half of 2020, the Company reduced its capital budget and development activity for the remainder of the year. At the time of this filing, cases of COVID-19 in the United States were increasing rapidly, particularly in Texas, where the Company conducts all of its operations. The Company continues to closely monitor the impact of COVID-19 on the global commodity price environment.
For additional information about COVID-19 and the current commodity price environment, and their effects on the Company, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook in this Quarterly Report.
NOTE 2. SUMMARY OF ACCOUNTING POLICIES
These condensed consolidated financial statements include the accounts of (i) the Company, (ii) Parsley Energy, LLC, a direct majority owned subsidiary of the Company (“Parsley LLC”), (iii) the direct and indirect wholly owned subsidiaries of Parsley LLC, and (iv) Pacesetter Drilling, LLC, an indirect majority owned subsidiary of Parsley LLC, of which Parsley LLC owns, indirectly, a 63.0% interest. Parsley LLC also owns, indirectly, a 42.5% interest in Spraberry Production Services, LLC (“SPS”). The Company accounts for its investment in SPS using the equity method of accounting. All significant intercompany and intracompany balances and transactions have been eliminated.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by SEC rules and regulations. The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements should be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).
The interim data includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2020.

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
Accounts Receivable
The Company had no allowance for doubtful accounts at each of June 30, 2020 and December 31, 2019.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the options provided by ASU 2020-04. Please refer to Note 8—Debt—Revolving Credit

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Agreement for discussion of the use of LIBOR in connection with borrowings under the Company’s revolving credit agreement (the “Revolving Credit Agreement”).
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
Oil Sales
Under the Company’s oil sales contracts, the Company sells its oil production at or near the wellhead or at the outlet flange of intra-basin crude gathering pipelines. Historically, the Company has collected an agreed-upon index price, net of pricing differentials. During the three months ended June 30, 2020, however, the Company entered into certain short-term, fixed price agreements accounting for approximately 64% of its oil production in May 2020 and approximately 76% of its oil production in June 2020, with the remaining portion attributable to contracts with an agreed-upon index price. The Company recognizes revenue at the net price received when control transfers to the purchaser.
Natural Gas and NGLs Sales
Under the Company’s natural gas processing contracts, the Company delivers natural gas to a midstream processing company at the wellhead or the inlet of the midstream processing company’s system. The midstream processing company gathers and processes the natural gas and remits proceeds to the Company for the resulting natural gas and NGLs sales. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction, which includes considerations of product redelivery, take-in-kind rights and risk of loss. For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, meaning that the Company is the principal and the ultimate third party is its customer, the Company recognizes

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
revenue on a gross basis, with transportation and processing fees presented as Transportation and processing costs in the Company’s condensed consolidated statements of operations. Alternatively, for those contracts where the Company has concluded control of the product transfers at the inlet of the plant, meaning that the Company is the agent and the midstream processing company is the Company’s customer, the Company recognizes natural gas and NGLs sales based on the net amount of proceeds received from the midstream processing company. The Company has also determined that losses associated with shrinkage and line loss (“FL&U”) occur prior to the change in control. As a result, natural gas and NGLs sales are presented net of FL&U costs. Revenues associated with natural gas and NGLs sales at the plant inlet are considered a single combined performance obligation. For the three months ended June 30, 2020, the applicable line items in the Company’s condensed consolidated statements of operations include $2.7 million of natural gas sales and $1.5 million of NGLs sales completed at the plant inlet. For the three months ended June 30, 2019, there were no natural gas sales completed at the plant inlet and the applicable line item in the Company’s condensed consolidated statements of operations includes $8.3 million of NGLs sales completed at the plant outlet. For the six months ended June 30, 2020 and 2019, the applicable line items in the Company’s condensed consolidated statements of operations include $3.5 million and $2.9 million of natural gas sales and $7.6 million and $15.5 million of NGLs sales, respectively, completed at the plant inlet.
Contract Balances
Under the Company’s product sales contracts, the Company invoices customers once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date production is delivered, and as a result the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has internal controls for its revenue estimation process and related accruals, and any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For each of the three and six months ended June 30, 2020 and 2019, revenue recognized in the applicable reporting period related to performance obligations satisfied in prior reporting periods was not material.
NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS
In the current depressed commodity price environment, as discussed in Note 1—Organization and Nature of Operations—Recent Events, the Company has continued to proactively manage its hedge position. The Company has restructured portions of, and added to, its 2020, 2021 and 2022 hedge positions.
Commodity Derivative Instruments and Concentration of Risk
Objective and Strategy
The Company utilizes derivative financial instruments, including swaps, put spread options, three-way collars and two-way collars to (i) reduce the effect of price volatility on the Company’s oil and natural gas revenues and (ii) support the Company’s annual capital budgeting and expenditure plans.
Oil Production Derivative Activities
The Company’s material physical sales contracts governing its oil production are typically correlated with NYMEX WTI, Midland, Magellan East Houston (“MEH”) and Brent oil prices. The Company uses basis swaps, put spread options, three-way collars and two-way collars to manage oil price volatility. The Company also uses basis swap contracts to reduce risk between NYMEX WTI prices and the actual index prices at which the oil is sold. The Company uses rollfactor swap contracts to reduce the timing risk associated with physical sales.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2020, the Company had the following outstanding oil derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

Oil swaps	Six Months Ending December 31, 2020		Twelve Months Ending December 31, 2021		Twelve Months Ending December 31, 2022
	Volume (MBbls)	Fixed Price Swap (per Bbl)	Volume (MBbls)	Fixed Price Swap (per Bbl)	Volume (MBbls)	Fixed Price Swap (per Bbl)
Oil swaps - Midland	1,452	$30.29	1,825	$40.50	—	$—
Oil swaps - Houston	4,108	$36.66	18,980	$40.74	750	$42.80
Oil swaps - WTI	2,024	$57.87	—	$—	—	$—
Oil swaps - Brent	1,602	$43.80	8,030	$44.46	—	$—

Put spreads(1)	Six Months Ending December 31, 2020
MEH
Volume (MBbls)	5,400
Long put price (per Bbl)	$36.11
Short put price (per Bbl)	$26.11

Three-way collars	Six Months Ending December 31, 2020		Year Ending December 31, 2021
	Midland	MEH	Midland	MEH
Volume (MBbls)	1,692	3,208	—	2,850
Short call price (per Bbl)	$52.48	$52.39	$—	$62.89
Long put price (per Bbl)	$36.74	$38.09	$—	$51.05
Short put price (per Bbl)	$26.74	$28.09	$—	$41.05

Two-way collars	Six Months Ending December 31, 2020
	WTI Midland	Brent
Volume (MBbls)	1,200	1,200
Short call price (per Bbl)	$48.00	$52.30
Long put price (per Bbl)	$43.00	$47.30

Basis swaps	Six Months Ending December 31, 2020
	Volume (MBbls)	Basis Differential (per Bbl)
Basis swap - Midland - Cushing index(2)	2,576	$(1.44)

Rollfactor swaps	Six Months Ending December 31, 2020
	Volume (MBbls)	Fixed Price Swap (per Bbl)
Oil swap - WTI Roll(3)	8,400	$(2.32)

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Excludes 48,743 notional MBbls with a fair value of $279.2 million related to amounts recognized under master netting agreements with derivative counterparties. These amounts are predominately related to legacy positions that were offset with an equivalent but opposite position, resulting in the cancellation of reciprocal obligations. As a result, these netted positions have no direct value to the Company, regardless of commodity prices. These netted positions were primarily the result of restructuring the Company’s derivative portfolio during 2020, resulting in additional protection against lower oil prices by converting certain hedge positions with limited downside protection into instruments that provide greater downside protection (such as swaps and two-way collars).

(2)	Represents swaps that fix the basis differentials between the index prices at which the Company sells its oil and the Cushing WTI price.
(3)	These positions hedge the timing risk associated with the Company’s physical sales. The Company generally sells crude oil for the delivery month at a sales price based on the average NYMEX price during that month, plus an adjustment calculated as a spread between the weighted average prices of the delivery month, the next month and the following month during the period when the delivery month is the front month.
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
The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

	Six Months Ending December 31, 2020		Year Ending December 31, 2021
	Volume (MMbtu)	Fixed Price Swap (per MMbtu)	Volume (MMbtu)	Fixed Price Swap (per MMbtu)
Natural gas swaps - Waha(1)	8,860,000	$0.88	9,650,000	$2.23

(1)	Swaps that fix the prices at which the Company sells its natural gas produced in the Permian Basin.
Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Changes in fair value of derivative instruments	$(413,755)	38,248	84,392	(63,584)
Net derivative settlements(1)	121,979	(8,455)	182,528	(16,794)
Net premiums on options that settled during the period(2)	11,770	(10,232)	(1,234)	(19,748)
(Loss) gain on derivatives	$(280,006)	$19,561	$265,686	$(100,126)

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
For the three and six months ended June 30, 2020, the net derivative settlements include gains of $19.4 million and $23.1 million, respectively, associated with restructuring the Company’s derivative portfolio as well as $102.5 million and $159.4 million, respectively, associated with positions that settled during the current period. These amounts are included in Loss (gain) on derivatives in the Company’s condensed consolidated statements of operations.

(2)
The net premiums on options that settled during the period represent the cumulative cost of premiums paid and received on positions purchased and sold, which expired during the current period. These amounts are included in Loss (gain) on derivatives in the Company’s condensed consolidated statements of operations.

The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 17—Disclosures About Fair Value. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During each of the three and six months ended June 30, 2020 and 2019, the Company did not receive or post any material margins in connection with collateralizing its derivative positions.
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
June 30, 2020
Derivative assets with right of offset or master netting agreements	$442,622	$(279,175)	$163,447
Derivative liabilities with right of offset or master netting agreements	(434,462)	279,175	(155,287)

December 31, 2019
Derivative assets with right of offset or master netting agreements	$136,627	$(8,995)	$127,632
Derivative liabilities with right of offset or master netting agreements	(167,517)	8,995	(158,522)

Concentration of Credit Risk
The Company believes that it has limited credit risk with respect to its exchange-traded contracts, as such contracts are subject to financial safeguards and transaction guarantees through NYMEX. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with large multinational financial institutions with investment grade credit ratings or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of June 30, 2020 and December 31, 2019 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company enters into International Swap Dealers Association Master Agreements and associated schedules to such agreements (collectively, “ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. If the Company believes a counterparty’s creditworthiness has declined or is suspect, it may seek to

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
novate the applicable ISDA Agreement to another financial institution that has an ISDA Agreement in place with the Company. The Company did not incur any losses due to counterparty nonperformance during the three and six months ended June 30, 2020 or the year ended December 31, 2019.
Credit Risk Related Contingent Features in Derivatives
Certain commodity derivative instruments contain provisions that require the Company to either post additional collateral or collateral support (which could include letters of credit, security interests in an asset, performance bonds or guarantees), or immediately settle any outstanding liability balances, upon the occurrence of a specified credit risk related event. These events, which are set forth in the Company’s existing commodity derivative contracts, include, among others, downgrades in the credit ratings of the Company and its affiliates, events of default under the Revolving Credit Agreement, and the release of collateral (other than as provided under the terms of the Revolving Credit Agreement). Although the Company could be required to post additional collateral or collateral support, or immediately settle any outstanding liability balances, under such conditions, the Company seeks to reduce its potential risk by entering into commodity derivative contracts with multiple counterparties.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	June 30, 2020	December 31, 2019
Oil and natural gas properties:
Subject to depletion	$4,177,094	$8,799,840
Not subject to depletion
Incurred in 2020	1,765,500	—
Incurred in 2019	107,277	318,190
Incurred in 2018 and prior	1,413,553	2,154,094
Total not subject to depletion	3,286,330	2,472,284
Oil and natural gas properties, successful efforts method	7,463,424	11,272,124
Less accumulated depreciation and depletion	(125,906)	(2,117,963)
Total oil and natural gas properties, net	7,337,518	9,154,161
Other property, plant and equipment	241,214	219,857
Less accumulated depreciation	(58,097)	(49,551)
Other property, plant and equipment, net	183,117	170,306
Total property, plant and equipment, net	$7,520,635	$9,324,467

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects. During the six months ended June 30, 2020, the Company recorded impairment of its proved oil and natural gas properties of $4.4 billion. The Company reduced the book value of oil and natural gas properties by $6.7 billion and eliminated $2.3 billion of accumulated depreciation and depletion, which resulted in a $4.4 billion reduction in Total oil and natural gas properties, net. There were no such charges during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

During the six months ended June 30, 2020 and 2019, the Company recorded leasehold abandonment and impairment of its unproved oil and natural gas properties of $556.5 million and $22.2 million, respectively. There were no such charges incurred during the three months ended June 30, 2020 or the three months ended June 30, 2019. Please refer to Note 17—Disclosures about Fair Value for additional discussion.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the Company’s gross oil and natural gas property balances as of June 30, 2020:

Gross oil and natural gas properties subject to depletion	$10,870,364
Gross oil and natural gas properties not subject to depletion	3,286,330
Gross oil and natural gas properties	14,156,694
Less gross accumulated depreciation and depletion	(2,444,923)
Less impairment of long-lived assets	(4,374,253)
Total oil and natural gas properties, net	$7,337,518
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties and mineral interests are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $123.0 million and $391.9 million during the three and six months ended June 30, 2020, respectively, and $194.0 million and $363.9 million for the three and six months ended June 30, 2019, respectively. The Company had no exploratory wells in progress at June 30, 2020 or December 31, 2019.
NOTE 6. ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of Leasehold
During the three and six months ended June 30, 2020, the Company incurred costs of $4.5 million and $11.9 million, respectively, related to the purchase of leasehold acreage. During the three and six months ended June 30, 2020, the Company reflected $1.5 million and $6.9 million, respectively, as part of costs not subject to depletion and $3.0 million and $5.0 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.
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
During each of the three and six months ended June 30, 2020 and 2019, the Company exchanged certain leasehold acreage and oil and natural gas properties with third parties, with no gain or loss recognized.
Jagged Peak Acquisition
In addition to the above-described acquisition of leasehold acreage, during the six months ended June 30, 2020, the Company acquired Jagged Peak Energy Inc. (“Jagged Peak”) for total consideration of $1.8 billion, consisting of shares of Class A common stock, par value $0.01 per share of the Company (“Class A common stock”). The acquisition of Jagged Peak (the “Jagged Peak Acquisition”) was accounted for using the acquisition method under ASC Topic 805, Business Combinations, which requires all assets acquired and liabilities assumed in the Jagged Peak Acquisition to be recorded at fair values at the effective time of the acquisition. The Company reflected $1.5 billion of the total consideration paid as part of its cost subject to depletion and $1.5 billion as unproved leasehold costs within its oil and natural gas properties for the three months ended June 30, 2020.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash	$53,347
Accounts receivable	76,025
Derivative assets	11,644
Other current assets	278
Proved oil and natural gas properties	1,538,808
Unproved oil and natural gas properties	1,509,209
Other property, plant and equipment	20,363
Operating lease right-of-use assets	11,090
Total assets acquired	3,220,764
Accounts payable and accrued expenses	150,550
Derivative liabilities	27,907
Operating lease liabilities	11,525
Deferred tax liabilities, net	367,340
Long-term debt	884,435
Asset retirement obligations	2,808
Total liabilities assumed	1,444,565
Estimated fair value of net assets acquired	$1,776,199
The Company has included in its condensed consolidated statements of operations for the three and six months ended June 30, 2020 revenues of $35.8 million and $143.5 million, respectively, and net losses of $11.7 million and $761.9 million, respectively, for the period of January 10, 2020 to June 30, 2020 from the properties acquired in the Jagged Peak Acquisition.

The Jagged Peak Acquisition was deemed material for purposes of the following pro forma disclosures. The Jagged Peak Acquisition was not included in the Company’s consolidated and combined results until January 10, 2020, the closing date of the Jagged Peak Acquisition. The following unaudited pro forma financial information for the three and six months ended June 30, 2020 and 2019 represents the results of the Company's consolidated operations as if the Jagged Peak Acquisition had occurred on January 1, 2019. This information is based on historical results of operations, adjusted for certain estimated accounting adjustments, and certain assumptions that the Company believes are reasonable, and does not purport to show the Company’s actual results of operations if the transaction would have occurred on January 1, 2019, nor is it necessarily indicative of future results. The financial information is derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 and Jagged Peak’s unaudited interim financial statements from January 1, 2019 to January 10, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2020	2019	2020	2019
Revenues	$220,210	$645,298	$797,236	$1,202,564
Operating (loss) income	(70,426)	246,391	(4,903,324)	414,523
Net (loss) income	(384,271)	206,302	(4,102,079)	85,941
Net (loss) income attributable to Parsley Energy, Inc. stockholders	(350,558)	184,042	(3,704,594)	76,735
Net (loss) income per common share
Basic	$(0.93)	$0.49	$(9.97)	$0.20
Diluted	$(0.93)	$0.49	$(9.97)	$0.20

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Divestitures
During the three and six months ended June 30, 2020, the Company closed sales of certain oil and gas properties and leasehold acreage for proceeds of $2.1 million. Upon closing these sales, the Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC Topic 932, Extractive Activities—Oil and Gas (“ASC 932”).
During the three and six months ended June 30, 2019, the Company closed sales of certain leasehold acreage for proceeds of $20.4 million and $37.9 million, respectively. Upon closing these sales, the Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC 932.
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
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2020 (in thousands):

June 30, 2020
Asset retirement obligations, beginning of period	$23,439
Additional liabilities incurred	3,850
Accretion expense	917
Liabilities settled upon plugging and abandoning wells	(1,177)
Disposition of wells	(1,287)
Revision of estimates	2,874
Asset retirement obligations, end of period	$28,616

NOTE 8. DEBT
The following table provides a summary of the Company’s debt as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Revolving Credit Agreement	$430,000	$—
6.250% senior unsecured notes due 2024	—	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	450,000	450,000
5.875% senior unsecured notes due 2026	494,607	—
5.625% senior unsecured notes due 2027	700,000	700,000
4.125% senior unsecured notes due 2028	399,472	—
Total debt	3,124,079	2,200,000
Debt issuance costs on senior unsecured notes	(19,218)	(19,448)
Premium on senior unsecured notes	17,992	2,280
Total long-term debt	$3,122,853	$2,182,832

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Issuance of 4.125% Senior Unsecured Notes Due 2028; Redemption of the 2024 Notes
On February 11, 2020, Parsley LLC and Parsley Finance Corp. (collectively, the “Issuers”) issued $400.0 million aggregate principal amount of 4.125% senior unsecured notes due 2028 (the “2028 Notes”) in an offering that was exempt from registration under the Securities Act (the “2028 Notes Offering”). The 2028 Notes Offering resulted in net proceeds to Parsley LLC, after deducting fees and expenses, of approximately $393.7 million.
On March 7, 2020, Parsley LLC used the net proceeds of the 2028 Notes Offering and borrowings under the Revolving Credit Agreement to redeem in full the $400.0 million aggregate principal amount of outstanding 6.250% senior unsecured notes due 2024 (the “2024 Notes”) at a redemption price of 104.688%, plus accrued and unpaid interest to the redemption date (the “2024 Notes Redemption”). In connection with the 2024 Notes Redemption, the Company made a cash payment of $425.5 million to the holders of the 2024 Notes, which included principal of $400.0 million, a prepayment premium on the extinguishment of debt of $18.8 million and accrued interest of approximately $6.7 million. Additionally, the Company wrote off $4.8 million of debt issuance costs and $2.2 million of issue premium related to the 2024 Notes. This resulted in a $21.4 million loss on extinguishment of debt.
Acquisition and Cancellation of 2026 Notes and 2028 Notes
On June 22, 2020, Parsley LLC made cash payments of approximately $5.9 million to acquire a portion of the outstanding 2026 Notes and 2028 Notes in open market transactions. The Company acquired $5.4 million aggregate principal amount of the 2026 Notes at a price of 98.43% of par value and $0.5 million aggregate principal amount of the 2028 Notes at a price of 92.25% of par value. These acquisitions resulted in a $0.3 million gain on extinguishment of debt. Following such acquisitions, Parsley LLC cancelled the acquired 2026 Notes and 2028 Notes.
Revolving Credit Agreement
As of June 30, 2020, the borrowing base under the Revolving Credit Agreement was $2.7 billion with a commitment level of $1.075 billion. Parsley LLC had $430.0 million in borrowings outstanding with a weighted average interest rate of 3.5% and $6.7 million in letters of credit outstanding at a weighted average interest rate of 2.2%, resulting in $638.3 million of availability under the Revolving Credit Agreement as of June 30, 2020. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company currently does not expect the transition from LIBOR to have a material impact on interest expense or borrowing activities under the Revolving Credit Agreement or to otherwise have a material adverse impact on the Company’s business. Please refer to Note 2—Summary of Significant Accounting Policies for discussion of ASU 2020-04, which provides guidance for the reference rate reform.
Covenant Compliance
Parsley LLC is subject to various financial covenants under the Revolving Credit Agreement, which include, for example, the maintenance of the following financial ratios:
•a minimum current ratio (based on the ratio of consolidated current assets, excluding derivatives, plus unused commitments under the Revolving Credit Agreement to consolidated current liabilities, excluding derivatives) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter;
•a maximum consolidated leverage ratio (based on the ratio of consolidated total net debt to EBITDAX (as defined in the Revolving Credit Agreement)) of not more than 4.0 to 1.0 as of the last day of any fiscal quarter for the four fiscal quarters ending on such date; and
•a maximum secured leverage ratio (based on the ratio of consolidated total secured debt to EBITDAX (as defined in the Revolving Credit Agreement)) of not more than 2.50 to 1.00 as of the last day of any fiscal quarter for the four fiscal quarters ending on such date.
The Revolving Credit Agreement and the indentures governing the 2028 Notes, the 5.625% senior unsecured notes due 2027 (the “2027 Notes”), the 2026 Notes, the 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”), and the 5.375% senior unsecured notes due 2025 (the “2025 Notes” and, together with the 2028 Notes, 2027 Notes, the 2026 Notes and the New 2025 Notes, the “Notes”) also limit the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make certain investments; (v) create certain liens; (vi) enter into agreements that restrict the issuance of dividends or other payments; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) form unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.
At any time when the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default or event of default has occurred and is continuing, many of the foregoing covenants, as they relate to the Notes, will be suspended. If the ratings on the Notes were to subsequently decline to below investment grade, the suspended covenants would be reinstated.
As of June 30, 2020, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.
Interest Expense
The following amounts have been incurred and charged to interest expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash payments for interest	$38,360	$27,671	$76,409	$58,164
Change in interest accrual	1,489	4,869	4,610	6,322
Amortization of deferred loan origination costs	1,254	1,186	2,455	2,371
Amortization of bond premium	(649)	(129)	(1,341)	(258)
Total interest expense, net	$40,454	$33,597	$82,133	$66,599

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. LEASES
The Company has entered into operating leases for drilling rigs, real estate, and other field and office equipment, as well as finance leases for vehicles. Certain of the Company’s leases include options to extend (for up to 14 years) and options to terminate prior to the stated contract termination date. The exercise of lease renewal and termination options are at the Company’s sole discretion.
During the three months ended June 30, 2020, the Company terminated or modified third-party agreements associated with certain drilling rigs. As a result of these terminations or modifications, the Company has paid, or will pay, total fees of approximately $24.7 million, which include $15.1 million of one-time rig early termination fees and $9.6 million of idle charges. These terminations and modifications resulted in a reduction in Operating lease assets and Operating lease liabilities by approximately $16.3 million. In addition, the Company entered into an agreement to terminate a portion of its leased office space in Austin, Texas. The Company estimates early termination costs of up to $2.8 million, which includes a $1.5 million one-time early termination fee and an additional $1.3 million fee that otherwise would have been payable as part of the property’s annual base rent. The partial termination agreement resulted in a reduction of Operating lease assets and Operating lease liabilities by approximately $12.7 million.
Maturities of the Company’s lease liabilities as of June 30, 2020 were as follows (in thousands):

	Operating leases	Finance leases
2020	$14,736	$1,264
2021	43,051	1,721
2022	15,772	729
2023	7,800	107
2024	6,240	—
Thereafter	10,303	—
Total lease payments	$97,902	$3,821
Less imputed interest	(7,273)	(172)
Total lease obligations	$90,629	$3,649
Less: Current obligations	(33,748)	(2,168)
Long-term lease obligations	$56,881	$1,481

NOTE 10. EQUITY
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”)), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For each of the three and six months ended June 30, 2020 and 2019, Class B common stock was not recognized in dilutive EPS calculations as the effect would have been antidilutive. For the three and six months ended June 30, 2020, restricted stock and restricted stock units were not recognized in dilutive EPS calculations as the effect would have been antidilutive.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the allocation of net (loss) income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic EPS (in thousands, except per share data)
Numerator:
Basic net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(356,416)	$115,935	$(3,722,816)	$91,871
Denominator:
Basic weighted average shares outstanding	376,950	279,706	371,507	279,253
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$(0.95)	$0.41	$(10.02)	$0.33
Diluted EPS
Numerator:
Net (loss) income attributable to Parsley Energy, Inc. Stockholders	(356,416)	115,935	(3,722,816)	91,871
Diluted net (loss) income attributable to Parsley Energy, Inc. Stockholders	$(356,416)	$115,935	$(3,722,816)	$91,871
Denominator:
Basic weighted average shares outstanding	376,950	279,706	371,507	279,253
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	—	62	—	110
Diluted weighted average shares outstanding(1)	376,950	279,768	371,507	279,363
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$(0.95)	$0.41	$(10.02)	$0.33

(1)  As of June 30, 2020, there were 452,007 outstanding shares of performance-based restricted stock (“PSAs) and 799,166 outstanding performance-based restricted stock units (“PSUs”). As of June 30, 2019, there were 790,507 outstanding PSAs and 358,240 outstanding PSUs. PSAs and PSUs could vest in the future based on predetermined performance goals. These awards were not included in the computation of EPS for the three and six months ended June 30, 2020 and 2019 because the performance conditions of these awards have not been satisfied assuming the end of the reporting period was the end of the contingency period.
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
Dividends declared are recorded as a reduction of retained earnings, to the extent that retained earnings were available at the beginning of the reporting period, with any excess recorded as a reduction in paid capital. Dividends declared during 2019 and during the first quarter of 2020 were recorded as a reduction of retained earnings, whereas the dividend declared during the second quarter of 2020 was recorded as a reduction in paid in capital. Dividends paid to PE Unitholders (other than the Company) are treated as a partnership distribution from Parsley LLC and are recorded as a reduction in noncontrolling interests.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the six months ended June 30, 2020, on its own behalf and in its capacity as the managing member of Parsley LLC, on issued and outstanding shares of Class A common stock and PE Units:

Declaration Date	Record Date	Payment Date	Dividend/Distribution Amount(1)	Total Dividend/Distribution Payment(2) (in thousands)
January 23, 2020	March 10, 2020	March 20, 2020	$0.05	$20,786
May 4, 2020	June 9, 2020	June 19, 2020	$0.05	$20,801

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

Noncontrolling Interests
During the six months ended June 30, 2020, certain PE Unitholders exercised their rights to exchange PE Units under the Parsley LLC Agreement, collectively electing to exchange 318,942 PE Units (and a corresponding number of shares of Class B common stock) for 318,942 shares of Class A common stock. In each case, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A common stock directly to each of the exchanging PE Unitholders in satisfaction of their elections.
As a result of the issuance of Class A common stock to former Jagged Peak stockholders in connection with the consummation of the Jagged Peak Acquisition (and the subsequent merger of Jackal Merger Sub A, LLC, a wholly owned subsidiary of Parsley LLC and the successor by merger to Jagged Peak, with and into Parsley LLC in exchange for a number of PE Units equal to the number of shares of Class A common stock issued or distributed to former Jagged Peak stockholders) and exchanges of PE Units (and corresponding shares of Class B common stock) for shares of Class A common stock during the six months ended June 30, 2020, the Company’s ownership in Parsley LLC increased from 88.8% to 91.5% and the ownership of the PE Unitholders (other than the Company) in Parsley LLC decreased from 11.2% to 8.5%.
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
The following table summarizes the net (loss) income attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to the noncontrolling interests of:
Parsley LLC	$(33,113)	$19,046	$(402,809)	$15,105
Pacesetter Drilling, LLC	—	13	—	15
Total net (loss) income attributable to noncontrolling interests	$(33,113)	$19,059	$(402,809)	$15,120

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
In connection with the closing of the Jagged Peak Acquisition, the Company assumed all rights and obligations under the Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (the “Jagged Peak Plan”) and each outstanding share of Jagged Peak common stock remaining available for issuance under the Jagged Peak Plan. A portion of these shares, after adjustment to reflect the 0.447 exchange ratio for the Jagged Peak Acquisition, are issuable by the Company upon settlement of the outstanding Jagged Peak restricted stock unit awards granted under the Jagged Peak Plan and assumed by the Company in connection with the Jagged Peak Acquisition. The remaining shares, after adjustment to reflect the exchange ratio for the transaction, are issuable by the Company under the Parsley Plan.
Stock-based compensation expense recorded for each type of stock-based compensation award activity for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Time-based restricted stock	$428	$1,104	$1,088	$2,510
Time-based restricted stock units	4,101	2,188	8,069	4,499
Performance-based restricted stock(1)	523	901	1,053	2,094
Performance-based restricted stock units	1,586	783	2,818	1,195
Restructuring and other termination costs	—	—	4,750	—
Total stock-based compensation	$6,638	$4,976	$17,778	$10,298

(1)  Includes stock-based compensation expense related to historical PSUs that were converted to PSAs.
For the three and six months ended June 30, 2020, $6.6 million and $13.0 million, respectively, and for the three and six months ended June 30, 2019, $5.0 million and $10.3 million, respectively, of stock-based compensation is included in General and administrative expenses in the Company’s condensed consolidated statements of operations. For the six months ended June 30, 2020, as a result of the Jagged Peak Acquisition, the Company incurred $4.8 million related to accelerated vesting of stock-based compensation, which is included in Restructuring and other termination costs in the Company’s condensed consolidated statements of operations. The Company incurred no such costs during the three and six months ended June 30, 2019. There was approximately $39.4 million of unamortized compensation expense relating to outstanding shares of time-based restricted stock awards (“RSAs”), time-based restricted stock units (“RSUs”), PSAs and PSUs at June 30, 2020. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company’s stock-based compensation award activity for the six months ended June 30, 2020:

	Time-Based Restricted Stock Awards (RSAs)	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Awards (PSAs)	Performance-Based Restricted Stock Units (PSUs)
Outstanding at January 1, 2020	386,390	1,240,458	790,507	358,240
Granted(1)	—	1,363,144	—	440,926
Vested	(165,479)	(296,139)	(236,944)	—
Forfeited	—	(51,585)	(101,556)	—
Outstanding at June 30, 2020	220,911	2,255,878	452,007	799,166

(1) Weighted average grant date fair value	$—	$15.54	$—	$22.17

NOTE 12. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax and the Texas margin tax.
On January 10, 2020, the Company completed the Jagged Peak Acquisition, as discussed in Note 6—Acquisitions and Divestiture—Jagged Peak Acquisition. For federal income tax purposes, the transaction qualified as a tax-free merger whereby the Company acquired carryover tax basis in Jagged Peak’s assets and liabilities. The Company recorded opening balance sheet deferred tax liabilities of $367.3 million associated with the acquired assets, which included a deferred tax asset related to tax attributes acquired from Jagged Peak. The acquired income tax attributes primarily consist of net operating loss carryforwards of approximately $162.0 million, which are subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a valuation allowance against the acquired net operating loss carryforwards as of March 31, 2020, which did not change as of June 30, 2020.
The net effect of the change in noncontrolling interest during the six months ended June 30, 2020 was an increase in deferred tax liabilities of $21.7 million, which is primarily related to the issuance of 95.9 million shares of Class A common stock in connection with the Jagged Peak Acquisition, as discussed above.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The effective combined U.S. federal and state income tax rate for the six months ended June 30, 2020 and 2019 was 12.3% and 18.8%, respectively. During the six months ended June 30, 2020, the Company recognized impairment of proved oil and natural gas properties of $4.4 billion and leasehold abandonment and impairment of unproved oil and natural gas properties of $556.5 million. As a result, the Company’s deferred tax balance changed from net deferred tax liabilities to net deferred tax assets as of March 31, 2020, which resulted in the establishment of a valuation allowance against the net deferred tax assets at March 31, 2020. As of June 30, 2020, the valuation allowance against the net deferred tax assets that are not more likely than not to be realized increased. The Company recognized the valuation allowance as a discrete item in its estimated annual effective tax rate.
During the three and six months ended June 30, 2020, the Company recognized income tax benefit of $6.2 million and $577.1 million, respectively. During the three and six months ended June 30, 2019, the Company recognized income tax expense of $32.6 million and $24.8 million, respectively. The Company’s income tax expense for the three and six months ended June 30, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of the valuation allowance recorded against its net deferred tax asset balance, reported discretely, as well as net income attributable to noncontrolling ownership interests, the change in previously recorded valuation allowance and the impact of state income taxes. The Company’s income tax expense for the three and six months ended June 30, 2019 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of net income attributable to noncontrolling ownership interests, the change in valuation allowance and the impact of state income taxes.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2020, the U.S. Congress passed and the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was intended to stabilize the economy during the COVID-19 pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the 2017 tax reform law known as the Tax Cuts and Jobs Act, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act is not expected to have a material impact on the Company’s current year tax provision or the Company’s consolidated financial statements.
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
The actual amount and timing of payments to be made under the TRA will depend on a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company’s payments under the TRA constituting imputed interest. As of June 30, 2020, there have been no payments associated with the TRA.
During the six months ended June 30, 2020, the Company wrote off TRA liabilities of $70.5 million, as of December 31, 2019, primarily due to the valuation allowance, discussed above, recorded against the associated deferred tax asset.
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
Liabilities are recorded when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both June 30, 2020 and December 31, 2019, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.
Contractual Obligations
The Company had no material changes, other than as described in Note 4—Derivative Financial Instruments and Note 9—Leases above, and Note 12—Commitment and Contingencies to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, in its contractual commitments and obligations during the six months ended June 30, 2020 from the amounts listed under Note 14—Commitments and Contingencies to the consolidated financial statements included in the Annual Report.
NOTE 14. RESTRUCTURING AND OTHER TERMINATION COSTS
During the three and six months ended June 30, 2020, as a result of the Jagged Peak Acquisition, the Company incurred certain one-time, nonrecurring costs that are reflected in Restructuring and other termination costs in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2019, the Company incurred restructuring and termination costs as part of the Company’s effort to reduce future general and administrative expenses, which included a reduction in employee count. The following table summarizes the Company’s costs for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Termination costs	$2,400	$1,562	$32,344	$1,562
Accelerated vesting on stock-based compensation expense	—	—	4,750	—
Office costs	128	—	203	—
Total restructuring and other termination costs	$2,528	$1,562	$37,297	$1,562
The Company has not recorded additional liabilities for restructuring costs as no additional costs have been incurred.
NOTE 15. RELATED PARTY TRANSACTIONS
Well Operations and Land Related Activity
During each of the three and six months ended June 30, 2020 and 2019, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates and engaged in certain other land related activities with the Company. The revenues disbursed and other payments made to such Related Party Working Interest Owners for the three and six months ended June 30, 2020 totaled $2.9 million and $5.5 million, respectively. The revenues disbursed and other payments made to such Related Party Working Interest Owners for the three and six months ended June 30, 2019 totaled $2.0 million and $2.5 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, Parsley LLC indirectly owns a 42.5% interest in SPS. The remaining interests in SPS are held by entities and individuals not affiliated with the Company. The Company accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three and six months ended June 30, 2020, the Company made payments to SPS totaling $0.8 million and $1.6 million, respectively, as compared to $2.3 million and $3.9 million during the three and six months ended June 30, 2019, respectively, for services performed by SPS for the Company’s well operations and drilling activities and revenues attributable to SPS’s working interests in a produced water disposal well operated by the Company.
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
During the six months ended June 30, 2019, a PE Unitholder that was an executive officer of the Company elected to exchange 420,000 PE Units (and a corresponding number of shares of Class B common stock) for 420,000 shares of Class A common stock. The Company exercised its call right under the Parsley LLC Agreement and elected to issue Class A common stock to the exchanging PE Unitholder in satisfaction of such individual’s election notice. There was no such activity for the six months ended June 30, 2020.
Use and Occupancy Agreement
During the three and six months ended June 30, 2020, an independent third party property manager engaged by the Company entered into a use and occupancy agreement (the “Use and Occupancy Agreement”) with a trust of which Mr. Bryan Sheffield, the Company’s Executive Chairman and Chairman of the board of directors, and his spouse are beneficiaries. Pursuant to the agreement, the trust may utilize a hangar owned by the Company for an initial term of two years at a monthly rate of $8.8 thousand (or an aggregate of $0.2 million over the initial term). Following the initial term, the Use and Occupancy Agreement will continue from year to year thereafter until terminated by either party. The Company will be entitled to 80% of the revenues collected by the independent third party property manager pursuant to the Use and Occupancy Agreement.
Quantum Energy Partners
From time to time, the Company engages in ordinary course transactions with portfolio companies of Quantum Energy Partners and its affiliates (“Quantum”), for which Mr. S. Wil VanLoh, Jr., a member of the Company’s board of directors since January 2020, serves as Chief Executive Officer.
Premium Oilfield Technologies LLC
As of June 30, 2020, Quantum owned an 86.6% interest in Premium Oilfield Technologies (“Premium”). The Company has purchased drilling products and equipment from Premium for use in connection with its drilling activities. During the three and six months ended June 30, 2020, the Company paid $0.2 million and $0.7 million, respectively, to Premium for various drilling products and equipment.
Foundation Minerals, LLC
As of June 30, 2020, Quantum owned an 88.7% interest in Foundation Minerals, LLC (“Foundation”), which owns non-operated working interests in certain of the oil and natural gas properties that the Company operates.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and six months ended June 30, 2020, the Company made royalty payments of $43.2 thousand and $0.2 million, respectively, to Foundation.
Pioneer Consulting and Services, LLC
As of June 30, 2020, Quantum owned a 66.9% interest in Pioneer Consulting and Services, LLC (“Pioneer”), from which the Company rents frac tanks and sand separators and generators to process its produced water flowback. During the three and six months ended June 30, 2020, the Company paid $35.8 thousand and $0.2 million, respectively, to Pioneer.
NOTE 16. SIGNIFICANT CUSTOMERS
For the six months ended June 30, 2020 and 2019, the following customers accounted for more than 10% of the Company’s revenue:

	Six Months Ended June 30,
	2020	2019
Shell Trading (US) Company	39%	58%
Lion Oil Trading and Transportation	29%	27%
Trafigura Trading LLC	18%	—%

If a significant customer were to stop purchasing oil and natural gas from the Company for any reason, including due to a lack of available storage or transportation capacity as a result of the ongoing effects of COVID-19 and global oil and natural gas supply and demand conditions, the Company’s revenue could decline and the Company’s operating results and financial condition could be harmed. There is no assurance that the Company would be successful in procuring substitute or additional customers to offset the loss of one or more of the Company’s current significant customers.
NOTE 17. DISCLOSURES ABOUT FAIR VALUE
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
The Company periodically reviews its long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying amount of a particular asset, the Company recognizes an

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of such asset.
Proved Oil and Natural Gas Properties. Proved oil and natural gas properties are reviewed for impairment periodically or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of the Company’s oil and natural gas properties and compares the undiscounted cash flows to the carrying amount of the oil and natural gas properties, on a field by field basis, to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to estimated fair value.
The key assumptions used to determine expected undiscounted future cash flows include, but are not limited to, future commodity prices, future price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. As discussed in Note 1—Organization and Nature of Operations—Recent Events, the recent decline in commodity prices in addition to the ongoing effects of COVID-19 have impacted, among other things, the Company’s operations, future development plans and expected future cash flows. As a result of these impacts, the carrying amount of certain of the Company’s proved oil and natural gas properties exceeded their expected undiscounted future cash flows as of March 31, 2020. The carrying amount of the Company’s proved oil and natural gas properties did not exceed their expected undiscounted cash flows as of June 30, 2020.
The Company evaluates future commodity pricing for oil and NGLs based on five-year NYMEX WTI futures prices and future commodity pricing for natural gas based on five-year NYMEX Henry Hub futures prices, each of which decreased from June 30, 2019 to June 30, 2020. It is reasonably possible that the estimate of undiscounted future cash flows may change in the future, resulting in the need to further impair carrying values. The primary factors that may affect estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and (iv) results of future drilling activities.
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
The Company estimated the fair value of the applicable asset group by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, during the six months ended June 30, 2020, the Company recognized non-cash impairment charges of $4.4 billion. Of this amount $3.1 billion and $1.3 billion were attributable to properties in the Company’s Midland and Delaware Basin areas, respectively. No such charges were recorded during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.
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
The Company’s evaluation involved reviewing the impact that the commodity price decline and the ongoing effects of COVID-19 would have on the Company’s operated and non-operated held-by-production (“HBP”) acreage. During the six months ended June 30, 2020, the Company recorded $531.1 million of leasehold abandonment and impairment charges associated with the probable loss of HBP operated and non-operated acreage due to shutting-in vertical wells with modest production or because the Company believes the applicable

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
operator has no current plans to drill or extend the applicable leases prior to their expiration. Additionally, during the six months ended June 30, 2020, the Company recorded non-cash leasehold abandonment and impairment charges of $13.0 million relating to acreage expiring in future years and $12.4 million associated with leases expiring during the current year, in each case because it has no current plans to drill or extend the leases prior to their expiration. There were no such charges recorded during the three months ended June 30, 2020. Leasehold abandonment and impairment of unproved oil and natural gas properties is recorded in Exploration and abandonment costs in the Company’s condensed consolidated statements of operations. The Company recognized total leasehold abandonment and impairment charges of $556.5 million and $22.2 million relating to the Company’s unproved oil and natural gas properties during the six months ended June 30, 2020 and 2019, respectively. No such charges were recorded during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.
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

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative instruments(1)	$—	$163,447	$—	$163,447
Total assets	$—	$163,447	$—	$163,447

Liabilities:
Commodity derivative instruments(1)	$—	$(155,287)	$—	$(155,287)
Total liabilities	$—	$(155,287)	$—	$(155,287)
Net asset	$—	$8,160	$—	$8,160

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative instruments(1)	$—	$127,632	$—	$127,632
Total assets	$—	$127,632	$—	$127,632

Liabilities:
Commodity derivative instruments(1)	$—	$(158,522)	$—	$(158,522)
Total liabilities	$—	$(158,522)	$—	$(158,522)
Net liabilities	$—	$(30,890)	$—	$(30,890)

(1)	Includes deferred premiums to be settled upon the expiration of the contract.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.250% senior unsecured notes due 2024	—	—	400,000	417,028
5.375% senior unsecured notes due 2025	650,000	636,766	650,000	669,552
5.250% senior unsecured notes due 2025	450,000	431,933	450,000	464,697
5.875% senior unsecured notes due 2026	494,607	479,146	—	—
5.625% senior unsecured notes due 2027	700,000	690,536	700,000	742,840
4.125% senior unsecured notes due 2028	399,472	362,876	—	—
Revolving Credit Agreement	430,000	430,000	—	—
The fair values of the Notes were determined using the June 30, 2020 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of June 30, 2020, there are no indicators for change in the Company’s market spread.
NOTE 18. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.
Dividends
On August 5, 2020, the Company’s board of directors declared a cash dividend of $0.05 per share of Class A common stock, and, in its capacity as the managing member of Parsley LLC, a corresponding distribution of $0.05 per PE Unit, payable on, September 18, 2020 to holders of Class A common stock and PE Unitholders of record as of September 8, 2020. The portion of the Parsley LLC distribution attributable to PE Units held by the Company will be used to fund the quarterly dividend on issued and outstanding shares of Class A common stock. For additional information regarding Parsley LLC’s distribution of cash for the payment of dividends, see Note 10—Equity—Dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, lack of transportation and storage capacity, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and under the heading “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Organization
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
Our sole material asset as of June 30, 2020 consisted of 377,687,889 PE Units and, as the sole managing member, we hold a controlling equity interest in Parsley Energy, LLC (“Parsley LLC”) and manage the business and affairs of Parsley LLC and its subsidiaries. We consolidate the financial and operating results of Parsley LLC and its subsidiaries and record noncontrolling interests for the economic interests in Parsley LLC held by PE Unitholders (other than the Company).
Outlook
We anticipate that the current commodity price environment, largely a result of the ongoing global coronavirus 2019 (“COVID-19”) pandemic, will continue to have a material impact on our business. For risks associated with these and other factors, see “Item 1A. Risk Factors” in our Quarterly Report for the three months ended March 31, 2020. As a result of these market conditions, we continue to take actions necessary to protect our balance sheet to preserve long-term shareholder value, and are committed to allocating capital based on prevailing market conditions.
COVID-19
During the first half of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. Although the intensity of the COVID-19 outbreak has recently weakened in some areas of the world, leading to the relaxation of various containment measures and increased economic activity and energy demand, it has strengthened in other areas of the world; therefore, we expect global commodity price volatility will continue for the remainder of 2020 and into 2021. At the time of this filing, cases of COVID-19 in the United States were increasing rapidly, particularly in Texas, where we conduct all of our operations.
As a producer of oil, natural gas and NGLs, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols (including, for example, temperature checks, screening questionnaires, required mask zones and regular equipment sanitization) to reduce the risk of an outbreak within our field operations, and these protocols have to date not reduced production or efficiency in a significant manner. The risks associated with COVID-19 have also impacted our workforce and the way we meet our business objectives. Due to concerns over health and safety, we have required that all non-field employees work remotely until further notice. As of June 30, 2020, we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.
Decline and Volatility in Commodity Prices
The significant decline in commodity prices resulting from the COVID-19 pandemic has negatively impacted producers of oil, natural gas and NGLs in the United States and elsewhere. In April 2020, the Organization of Petroleum Exporting Countries, Russia and other crude oil-producing nations (“OPEC Plus”) came to an agreement to cut limited amounts of production, which helped to stabilize prices during the latter half of the second quarter of 2020; however, on July 15, 2020, OPEC Plus agreed to increase production by 1.6 million barrels per day starting in August 2020. We cannot predict whether or when oil production and economic activities will fully stabilize and return to levels seen prior to the outbreak of COVID-19. We expect global equity market volatility may continue at least until the outbreak of COVID-19 stabilizes.
In addition to the current commodity price environment, midstream and downstream capacity and storage constraints could have a negative impact on our ability to sell our production. If storage becomes unavailable or commodity prices remain depressed, or if regulatory action requires, we may be forced or elect to shut-in some or all of our production or delay or discontinue our drilling plans. If we are forced to shut in production, we will likely incur greater costs to bring the associated production back online.
Impact of Global Economic Environment on our Equity and Debt Securities
The ongoing effects of COVID-19, including a substantial decrease in economic activity, have contributed to equity market volatility and resulted in a global recession.
During the first quarter of 2020, we experienced a sharp decline in the price of our Class A common stock. While the price of our Class A common stock stabilized during the second quarter of 2020, it remains historically low. We do not have any debt covenants or other lending arrangements that depend upon our stock price. As of June 30, 2020, we were in compliance with the financial covenants contained in our revolving credit facility (the “Revolving Credit Agreement”), which provide that our consolidated leverage ratio, as of the end of each fiscal quarter, may not exceed 4.0 to 1.0, our consolidated secured leverage ratio, as of the end of each fiscal quarter, may not exceed 2.5 to 1.0, and our current ratio (based on the ratio of consolidated current assets to consolidated current liabilities), as of the end of each fiscal quarter, may not be less than 1.0 to 1.0. Please see “—Capital Requirements and Sources of Liquidity” and Note 8—Debt—Revolving Credit Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the Revolving Credit Agreement and the financial covenants contained therein.
Nature of Operations
Our Properties
At June 30, 2020, we held 309,603 gross (248,011 net) leasehold acres. Our identified drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves, Winkler and Ward Counties, Texas, in the Delaware Basin.

As of June 30, 2020, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	770	645.1	524	486.4	1,294	1,131.5
Delaware Basin	29	28.2	310	296.3	339	324.5
Total	799	673.3	834	782.7	1,633	1,456.0
As of June 30, 2020, we held an interest in 2,171 gross (1,518.1 net) wells, including wells that we did not operate.
The table below summarizes the horizontal wells placed on production during the periods indicated:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Area	Gross	Net	Gross	Net
Midland Basin	13	10.4	41	37.4
Delaware Basin	4	4.0	17	16.8
Total	17	14.4	58	54.2
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
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil sales	86%	92%	91%	89%
Natural gas sales	6%	0%	2%	2%
Natural gas liquids sales	8%	8%	7%	9%
Other revenues include fees from third parties, including working interest owners in our operated wells, and fees relating to our water midstream operations, as well as easement and other surface use fees charged by our subsidiary, Parsley Minerals, LLC, to third parties.

Production Volumes
The following table presents production volumes for our properties for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil (MBbls)	10,242	7,881	21,765	14,983
Natural gas (MMcf)	16,949	13,004	33,616	23,492
Natural gas liquids (MBbls)	3,600	2,701	7,226	5,137
Total (MBoe)	16,667	12,749	34,594	24,035
Average net production (Boe/d)	183,154	140,099	190,077	132,790
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
Realized Prices on the Sale of Oil, Natural Gas and NGLs
Historically, and especially in recent months, oil, natural gas and NGLs prices have been extremely volatile, and we expect this volatility to continue. Because our production consists primarily of oil, our production revenues are more sensitive to fluctuations in the price of oil than they are to fluctuations in the price of natural gas or NGLs. During 2019, the low price for each of NYMEX WTI oil futures and NYMEX Henry Hub gas futures was $45.41 per barrel and $2.07 per MMBtu, respectively. In contrast, during the six months ended June 30, 2020, primarily as a result of the global outbreak of COVID-19, prices for oil and natural gas declined significantly, reaching lows of negative $40.32 per barrel for NYMEX WTI oil futures and $1.43 per MMBtu for NYMEX Henry Hub gas futures. While an April 2020 agreement by OPEC Plus to cut production helped to stabilize commodity prices during the latter half of the second quarter of 2020, oil prices have remained depressed. Additionally, on July 15, 2020, OPEC Plus agreed to increase production by 1.6 million barrels per day starting in August 2020, which may further negatively impact the price of oil. The decreased demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have resulted in continued market volatility.
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
We expect to use commodity derivative instruments to hedge our price risk in the future, although our ability to do so economically may be limited in the current commodities price environment as described in “Item 1A. Risk Factors—Some of our commodity hedging transactions limit our potential gains or fail to fully protect us from declines in commodity prices” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. Our hedging strategy and future hedging transactions will be determined at our discretion and may differ from our historical hedging strategy. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production. See Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details regarding the volumes and terms of our derivative instruments as of June 30, 2020.

We will have recognized the following cumulative gains (losses) in the line item Gain (loss) on derivatives on our condensed consolidated statements of operations from net premiums received (paid) or deferred on options that will settle during the following periods (in thousands):

Q3 2020	$6,907
Q4 2020	6,907
Q1 2021	(1,960)
Q2 2021	(1,960)
Q3 2021	(709)
Q4 2021	(709)
Total	$8,476

Impairment of Proved Oil and Natural Gas Properties
Proved oil and natural gas properties are reviewed for impairment periodically or when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such properties. We estimate the expected future cash flows of our oil and natural gas properties and compare the undiscounted cash flows to the carrying amount of the oil and natural gas properties, on a field by field basis, to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will write down the carrying amount of the oil and natural gas properties to estimated fair value.
As discussed above, the recent decline in commodity prices in addition to the ongoing effects of COVID-19 have impacted, among other things, our operations, future development plans and expected future cash flows. As a result of these impacts, the carrying amount of certain of our proved oil and natural gas properties exceeded their expected undiscounted future cash flows as of March 31, 2020. The carrying amount of our proved oil and natural gas properties did not exceed their expected undiscounted future cash flows as of June 30, 2020.
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
We evaluate future commodity pricing for oil and NGLs based on five-year NYMEX WTI futures prices and future commodity pricing for natural gas based on five-year NYMEX Henry Hub futures prices, each of which decreased from June 30, 2019 to June 30, 2020. The estimated decrease in value of undiscounted future cash flows from June 30, 2019 to June 30, 2020 is primarily due to decreased commodity prices.
As part of our period end reserves estimation process for future periods, we expect changes in the key assumptions used, which could be significant, including updates to future pricing estimates and differentials, updates to future production estimates to align with our anticipated five-year drilling plan and changes in our capital costs and operating expense assumptions. There is a significant degree of uncertainty with respect to the assumptions used to estimate undiscounted future cash flows due to, but not limited to, the risk factors referred to in “Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in the Annual Report.
We estimated the fair value of the applicable asset group by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, we recognized a non-cash charge against earnings of $4.4 billion during the six months ended June 30, 2020. Of this amount, $3.1 billion and $1.3 billion were attributable to properties in our Midland and Delaware Basin areas, respectively. No such charges were recorded during the three months ended June 30, 2020 or the three and six months ended June 30, 2019. At June 30, 2020, following the recognition of impairment in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 96% per field and, individually, by a minimum of 69%.

As a result of the demand impacts associated with the global COVID-19 pandemic, we may experience additional proved and unproved impairments in the future if commodity prices decline from current levels or remain low for a prolonged period of time. In addition, negative changes in price differentials or increases in capital or operating costs could also negatively impact the estimated future undiscounted cash flows related to our proved oil and natural gas properties, which could result in additional future impairment. Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. However, a decrease of 10% in estimated future pricing of oil and natural gas commodities as of June 30, 2020 would not have resulted in the carrying value of our oil and natural gas properties exceeding the estimated future undiscounted cash flows.
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
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital expenditures	$64,318	$372,014	$443,082	$778,318

Results of Operations
Production Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Production revenues (in thousands):
Oil sales	$187,447	$458,888	$709,619	$827,014
Natural gas sales	12,068	141	17,237	14,593
Natural gas liquids sales	18,364	38,312	50,799	82,097
Total production revenues	$217,879	$497,341	$777,655	$923,704

Average realized prices(1):
Oil, without realized derivatives (per Bbls)	$18.30	$58.23	$32.60	$55.20
Oil, with realized derivatives (per Bbls)	31.47	55.42	40.84	52.56
Natural gas, without realized derivatives (per Mcf)	0.71	0.01	0.51	0.62
Natural gas, with realized derivatives (per Mcf)	0.65	0.28	0.57	0.75
Natural gas liquids (per Bbls)	5.10	14.18	7.03	15.98
Average price per Boe, without realized derivatives	13.07	39.01	22.48	38.43
Average price per Boe, with realized derivatives	21.10	37.54	27.72	36.91

Production:
Oil (MBbls)	10,242	7,881	21,765	14,983
Natural gas (MMcf)	16,949	13,004	33,616	23,492
Natural gas liquids (MBbls)	3,600	2,701	7,226	5,137
Total (MBoe)	16,667	12,749	34,594	24,035

Average daily production volume:
Oil (Bbls)	112,549	86,604	119,588	82,779
Natural gas (Mcf)	186,253	142,901	184,703	129,790
Natural gas liquids (Bbls)	39,560	29,681	39,703	28,381
Total (Boe)	183,154	140,099	190,077	132,790

(1)	Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.

The table below shows, for the periods indicated, our average realized oil price as a percentage of the average NYMEX oil price, our average realized natural gas price as a percentage of the average NYMEX gas price, and our average realized NGLs price as a percentage of the average NYMEX oil price. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil, natural gas and NGLs revenues. Our realized oil, natural gas and NGLs prices are generally the actual prices that we realize at or near the wellhead, adjusted for quality, transportation fees and costs, differentials, marketing premiums or deductions and other factors that affect the price received at the wellhead. During the three and six months ended June 30, 2020, the majority of our oil production was sold at NYMEX WTI and the majority of our natural gas production was sold at Waha Hub prices; however, during the three months ended June 30, 2020, we entered into certain short-term, fixed price agreements accounting for approximately 64% of our oil production in May 2020 and approximately 76% of our oil production in June 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average realized oil price ($/Bbl)	$18.30	$58.23	$32.60	$55.20
Average NYMEX ($/Bbl)	$27.92	$59.96	$37.00	$57.37
Differential to NYMEX	$(9.62)	$(1.73)	$(4.40)	$(2.17)
Average realized oil price as a percentage of average NYMEX oil price	66%	97%	88%	96%
Average realized natural gas price ($/Mcf)	$0.71	$0.01	$0.51	$0.62
Average NYMEX ($/Mcf)	$1.75	$2.51	$1.81	$2.69
Differential to NYMEX	$(1.04)	$(2.50)	$(1.30)	$(2.07)
Average realized natural gas price as a percentage of average NYMEX gas price	41%	0%	28%	23%
Average realized NGLs price ($/Bbl)	$5.10	$14.18	$7.03	$15.98
Average NYMEX ($/Bbl)	$27.92	$59.96	$37.00	$57.37
Differential to NYMEX	$(22.82)	$(45.78)	$(29.97)	$(41.39)
Average realized NGLs price as a percentage of average NYMEX oil price	18%	24%	19%	28%
As reflected in the table above, the price differentials between our average realized oil price and the average NYMEX oil price were wider during the three and six months ended June 30, 2020 than during the three and six months ended June 30, 2019. Widened oil and natural gas basis differentials during the three and six months ended June 30, 2020 were largely due to the termination or restructuring of certain derivative positions, as discussed in Note—4 Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report, and concurrently entering into the fixed price agreements described above covering a portion of the Company’s oil production in May and June 2020.
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues decreased by $279.5 million, or 56%, to $217.9 million for the three months ended June 30, 2020 from $497.3 million for the three months ended June 30, 2019.
As shown in the following tables, from the three months ended June 30, 2019 to the three months ended June 30, 2020, the net dollar effect of the increase in average realized natural gas prices and decrease in average realized oil and NGLs prices was $429.7 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $150.3 million.

	Change in average realized prices(1)	Three months ended June 30, 2020 production volumes(2)	Total net dollar effect of change
Effect of change in average realized prices:		(in thousands)	(in thousands)
Oil	$(39.93)	10,242	$(408,915)
Natural gas	0.70	16,949	11,884
Natural gas liquids	(9.08)	3,600	(32,700)
Total revenues due to change in average realized prices			$(429,731)

	Change in production volumes(2)	Three months ended June 30, 2019 average realized prices(1)	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil	2,361	$58.23	$137,474
Natural gas	3,945	0.01	43
Natural gas liquids	899	14.18	12,752
Total revenues due to change in production volumes			$150,269

(1)  Oil and NGLs average realized prices are shown per Bbl and natural gas prices are shown per Mcf.
(2)  Oil and NGLs production volumes are shown in MBbls and natural gas production volumes are shown in MMcf.
Our oil, natural gas and NGLs revenues decreased by $146.0 million, or 16%, to $777.7 million for the six months ended June 30, 2020 from $923.7 million for the six months ended June 30, 2019.
As shown in the following tables, from the six months ended June 30, 2019 to the six months ended June 30, 2020, the net dollar effect of the decrease in average realized oil, natural gas and NGLs prices was $560.1 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $414.0 million.

	Change in average realized prices(1)	Six months ended June 30, 2020 production volumes(2)	Total net dollar effect of change
Effect of change in average realized prices:		(in thousands)	(in thousands)
Oil	$(22.60)	21,765	$(491,740)
Natural gas	(0.11)	33,616	(3,644)
Natural gas liquids	(8.95)	7,226	(64,683)
Total revenues due to change in average realized prices			$(560,067)

	Change in production volumes(2)	Six months ended June 30, 2019 average realized prices(1)	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil	6,782	$55.20	$374,345
Natural gas	10,124	0.62	6,288
Natural gas liquids	2,089	15.98	33,385
Total revenues due to change in production volumes			$414,018

(1)  Oil and NGLs average realized prices are shown per Bbl and natural gas prices are shown per Mcf.
(2)  Oil and NGLs production volumes are shown in MBbls and natural gas production volumes are shown in MMcf.
Other revenues
Other revenues increased by $1.1 million to $2.3 million for the three months ended June 30, 2020 from $1.2 million for the three months ended June 30, 2019. The increase is predominantly associated with increased income from our water midstream operations.
Other revenues increased by $4.9 million to $7.4 million for the six months ended June 30, 2020 from $2.5 million for the six months ended June 30, 2019. The increase is predominantly associated with increased income from our water midstream operations.

Operating expenses
The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses (in thousands):
Lease operating expenses	$61,549	$42,696	$135,157	$83,868
Transportation and processing costs	14,565	6,608	28,760	14,865
Production and ad valorem taxes	23,362	30,744	60,545	58,151
Depreciation, depletion and amortization	127,465	198,563	402,145	372,286
General and administrative expenses(1)	36,806	34,907	72,770	72,944
Exploration and abandonment costs	2,022	72	563,633	23,066
Impairment	—	—	4,374,253	—
Acquisition costs	593	—	15,018	—
Accretion of asset retirement obligations	482	353	917	698
Rig termination costs	15,106	—	15,106	—
Gain on sale of property	(15)	—	(25)	—
Restructuring and other termination costs(2)	2,528	1,562	37,297	1,562
Other operating expenses	11,431	2,199	11,600	1,388
Total operating expenses	$295,894	$317,704	$5,717,176	$628,828

Expense per Boe:
Lease operating expenses	$3.69	$3.35	$3.91	$3.49
Transportation and processing costs	0.87	0.52	0.83	0.62
Production and ad valorem taxes	1.40	2.41	1.75	2.42
Depreciation, depletion and amortization	7.65	15.57	11.62	15.49
General and administrative expenses	2.21	2.74	2.10	3.03
Exploration and abandonment costs	0.12	0.01	16.29	0.96
Impairment	—	—	126.45	—
Acquisition costs	0.04	—	0.43	—
Accretion of asset retirement obligations	0.03	0.03	0.03	0.03
Rig termination costs	0.91	—	0.44	—
Gain on sale of property	—	—	—	—
Restructuring and other termination costs	0.15	0.12	1.08	0.06
Other operating expenses	0.69	0.17	0.34	0.06
Total operating expenses per Boe	$17.76	$24.92	$165.27	$26.16

(1) General and administrative expenses include stock-based compensation expense of $6.6 million and $13.0 million for the three and six months ended June 30, 2020, respectively, and $5.0 million and $10.3 million for the three and six months ended June 30, 2019, respectively.
(2) Restructuring and other termination costs include stock-based compensation expense of $4.8 million for the six months ended June 30, 2020 related to accelerated vesting, which occurred as a result of our acquisition of Jagged Peak Energy Inc. (“Jagged Peak”) in January 2020 (the “Jagged Peak Acquisition”). There was no such activity for the three months ended June 30, 2020 or the three and six months ended June 30, 2019.
Lease operating expenses. Lease operating expenses were $61.5 million and $135.2 million for the three and six months ended June 30, 2020, respectively, and $42.7 million and $83.9 million for the three and six months ended June 30, 2019, respectively. These period-over-period increases are primarily due to an increase in the size of our asset base, the majority of which is associated with the Jagged Peak Acquisition.
On a per Boe basis, lease operating expenses increased $0.34 per Boe, or 10%, to $3.69 for the three months ended June 30, 2020 from $3.35 for the three months ended June 30, 2019 and $0.42 per Boe, or 12%, to $3.91 for the six months ended June 30, 2020 from $3.49 for the six months ended June 30, 2019. These period-over-period increases in lease operating expenses per Boe are primarily attributable to the acquired Jagged Peak properties discussed above, partially offset by increased production volumes.
Transportation and processing costs. Transportation and processing costs, which represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements, were $14.6 million and $28.8 million for the three and six months ended June 30, 2020, respectively, and $6.6 million and $14.9 million for the three and six months ended June 30, 2019, respectively. These period-over-period increases are primarily due to the increase in production period-over-period, as well as plant electricity charges and other fees. On a per Boe basis, transportation and processing costs were $0.87 and $0.83 for the three and six months ended June 30, 2020, respectively, and $0.52 and $0.62 for the three and six months ended June 30, 2019, respectively. The increases in transportation and processing costs per Boe for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, are primarily attributable to increased electricity charges and other fees.
Production and ad valorem taxes. Production and ad valorem taxes were $23.4 million and $60.5 million for the three and six months ended June 30, 2020, respectively, and $30.7 million and $58.2 million for the three and six months ended June 30, 2019, respectively. On a per Boe basis, production and ad valorem taxes decreased to $1.40 per Boe for the three months ended June 30, 2020 from $2.41 per Boe for the three months ended June 30, 2019 and to $1.75 per Boe for the six months ended June 30, 2020 from $2.42 per Boe for the six months ended June 30, 2019.
Overall, for the three and six months ended June 30, 2020, as compared to the same periods in 2019, production taxes decreased by approximately $13.9 million and $10.0 million, respectively, as a result of decreased oil, natural gas and NGLs prices offset by increased production volumes. Ad valorem taxes increased $6.6 million and $12.3 million over the same periods, reflecting higher property valuation assessments by local taxing authorities.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $127.5 million and $402.1 million for the three and six months ended June 30, 2020, respectively, and $198.6 million and $372.3 million for the three and six months ended June 30, 2019, respectively.
The decrease in DD&A during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, is primarily attributable to the decrease in costs subject to depletion as a result of the impairment of our proved oil and natural gas properties recorded in the first quarter of 2020, as discussed in Note 5—Property, Plant and Equipment to our condensed consolidated financial statements included elsewhere in this Quarterly Report, offset by a 31% increase in production during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
The increase in DD&A during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, is largely attributable to a 44% increase in production during the six months ended June 30, 2020, as compared to the same period in 2019. These increases were partially offset by a 24% increase in in our reserves base as of June 30, 2020, as compared to June 30, 2019. The increase in reserves is primarily attributable to the addition of reserves from the Jagged Peak Acquisition.
On a per Boe basis, DD&A expense decreased to $7.65 per Boe during the three months ended June 30, 2020 from $15.57 per Boe during the three months ended June 30, 2019. This period-over-period decrease was primarily attributable to the decrease in costs subject to depletion as a result of the impairment of our proved oil and natural gas properties, recorded in the first quarter of 2020, as discussed in Note 5—Property, Plant and Equipment to our condensed consolidated financial statements included elsewhere in this Quarterly Report. DD&A expense decreased to $11.62 per Boe for the six months ended June 30, 2020 from $15.49 per Boe for the six months ended June 30, 2019, primarily due to the increase in total proved and proved developed reserves as discussed above.

General and administrative expenses. General and administrative expenses were $36.8 million and $72.8 million during the three and six months ended June 30, 2020, respectively, and $34.9 million and $72.9 million during the three and six months ended June 30, 2019, respectively.
On a per Boe basis, general and administrative expenses were $2.21 and $2.10 for the three and six months ended June 30, 2020, respectively, and $2.74 and $3.03 for the three and six months ended June 30, 2019, respectively. These period-over-period decreases are a result of production volume growth outpacing general and administrative expenses.
Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Leasehold abandonments and impairments	$—	$—	$556,512	$22,189
Geological and geophysical costs	2,022	72	7,121	869
Other	—	—	—	8
Total exploration and abandonment costs	$2,022	$72	$563,633	$23,066
During the six months ended June 30, 2020, we recognized leasehold abandonment and impairment charges of approximately $556.5 million, as compared to $22.2 million during the six months ended June 30, 2019. There were no such charges for each of the three months ended June 30, 2020 or June 30, 2019.
During the six months ended June 30, 2020, we recorded $531.1 million of leasehold abandonment and impairment charges associated with the probable loss of held-by-production operated and non-operated acreage due to shutting-in vertical wells with modest production or because we believe the applicable operator has no current plans to drill or extend the applicable leases prior to their expiration. Additionally, during the six months ended June 30, 2020, we recorded non-cash leasehold abandonment and impairment charges of $13.0 million relating to acreage expiring in future years and $12.4 million associated with leases expiring during the current year, in each case because we have no current plans to drill or extend the leases prior to their expiration.
During the three and six months ended June 30, 2020, we incurred geological and geophysical expenses of $2.0 million and $7.1 million, respectively, as compared to $0.1 million and $0.9 million, respectively, for the three and six months ended June 30, 2019. Our geological and geophysical expenses consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to geoscientific analysis of our acreage. The increase in geological and geophysical expenses for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is primarily due to transfer fees and costs relating to the acquisition of seismic data in connection with the Jagged Peak Acquisition.
We recognized other exploration costs of $8.0 thousand during the six months ended June 30, 2019, which includes research and other similar costs. There were no such costs incurred during the three and six months ended June 30, 2020 or the three months ended June 30, 2019.
Impairment. As a result of the carrying amount of certain of our proved oil and natural gas properties being less than their expected undiscounted future cash flows, we recognized a non-cash charge against earnings of $4.4 billion during the six months ended June 30, 2020, as discussed in more detail in Note 17—Disclosures About Fair Value to our condensed consolidated financial statements included elsewhere in this Quarterly Report. There were no such costs for the three and six months ended June 30, 2019 or during the three months ended June 30, 2020.
Acquisition costs. During the three and six months ended June 30, 2020, we incurred $0.6 million and $15.0 million, respectively, in acquisition costs. These acquisition costs primarily relate to the Jagged Peak Acquisition and include non-recurring legal costs, advisory costs, accounting and valuation costs, consulting costs and other general and administrative expenses directly associated with the acquisition. During the three and six months ended June 30, 2019, we incurred no such acquisition costs.

Rig termination costs. During the three and six months ended June 30, 2020, we agreed to pay $15.1 million to terminate third-party drilling rig agreements, as discussed in Note 9—Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report. There were no such charges during the three and six months ended June 30, 2019.
Restructuring and other termination costs. During the three and six months ended June 30, 2020, we incurred one-time restructuring and other termination costs of $2.5 million and $37.3 million, respectively, associated with the Jagged Peak Acquisition. During the three and six months ended June 30, 2019, we incurred one-time restructuring and other termination costs of $1.6 million as part of our efforts to reduce future general and administrative expenses, which included a reduction in employee headcount.
Other operating expenses. Other operating expenses were $11.4 million and $11.6 million for the three and six months ended June 30, 2020, respectively, and $2.2 million and $1.4 million for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2020, other operating expenses primarily included $9.6 million and $9.7 million, respectively, in idle charges resulting from terminated or modified third-party drilling rig agreements as discussed in Note 9—Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report. During the three and six months ended June 30, 2019, other operating expenses were composed of idle charges of $2.2 million and $1.4 million, respectively.
Other (expense) income
The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other (expense) income (in thousands):
Interest expense, net	$(40,454)	$(33,597)	$(82,133)	$(66,599)
Gain (loss) on early extinguishment of debt	295	—	(21,093)	—
(Loss) gain on derivatives	(280,006)	19,561	265,686	(100,126)
Change in TRA liability	—	—	70,529	—
Interest income	20	103	269	394
Other income (expense)	117	715	(3,866)	773
Total other (expense) income, net	$(320,028)	$(13,218)	$229,392	$(165,558)
Interest expense, net. Interest expense, net was $40.5 million and $82.1 million for the three and six months ended June 30, 2020, respectively, and $33.6 million and $66.6 million for the three and six months ended June 30, 2019, respectively. The increase during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is primarily due to the assumption of the 5.875% senior notes due 2026 (the “2026 Notes”) in connection with the Jagged Peak Acquisition and increased borrowings under the Revolving Credit Agreement, as discussed in Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Gain (loss) on early extinguishment of debt. During the three months ended June 30, 2020, we recorded gain on early extinguishment of debt of $0.3 million related to the open market acquisition and cancellation of $5.4 million aggregate principal amount of the 2026 Notes and $0.5 million aggregate principal amount of our 4.125% senior unsecured notes due 2028 (the “2028 Notes”), as discussed in Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report. During the six months ended June 30, 2020, we recorded a $21.1 million loss on early extinguishment of debt primarily due to our redemption of $400.0 million in aggregate principal amount of outstanding 6.250% senior unsecured notes due 2024. No such expenses were incurred for the three and six months ended June 30, 2019.
(Loss) gain on derivatives. We recognized a loss on derivatives of $280.0 million and a gain on derivatives of $265.7 million during the three and six months ended June 30, 2020, respectively, as compared to a gain on derivatives of $19.6 million and a loss on derivatives of $100.1 million for the three and six months ended June 30, 2019, respectively. The change in (loss) gain on derivatives for each of the periods is attributable to changes in commodity prices as well as the restructuring of our hedge portfolio during the six months ended June 30, 2020.

Where applicable, a decrease in the value of our commodity portfolio is generally attributable to higher commodity prices and, conversely, an increase in the value of our commodity portfolio is generally attributable to lower commodity prices.
Change in TRA liability. We recorded $70.5 million during the six months ended June 30, 2020 associated with the write-off of our TRA liability primarily resulting from a valuation allowance recorded against the associated deferred tax asset. There was no such income recorded during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.
Interest income. Interest income was $20.0 thousand and $0.3 million during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.4 million during the three and six months ended June 30, 2019, respectively.
Other income (expense). Other income was $0.1 million and other expense was $3.9 million for the three and six months ended June 30, 2020, respectively, and other income was $0.7 million and $0.8 million for the three and six months ended June 30, 2019, respectively. The increase in other expense for the six months ended June 30, 2020, as compared to the same period in 2019, is primarily attributable to a $1.7 million adjustment to reduce the carrying value of certain other property, plant and equipment and a $2.6 million decrease in income from our equity investment in Spraberry Production Services, LLC.
Income Tax Benefit (Expense)
During the three and six months ended June 30, 2020, we recognized income tax benefit of $6.2 million and $577.1 million, respectively, as compared to income tax expense of $32.6 million and $24.8 million during the three and six months ended June 30, 2019, respectively. During the six months ended June 30, 2020, we recognized impairment of proved oil and natural gas properties of $4.4 billion and leasehold abandonment and impairment of unproved oil and natural gas properties of $556.5 million. As a result, the deferred tax balance changed from net deferred tax liabilities to net deferred tax assets, which resulted in the establishment of a valuation allowance against the net deferred tax assets. We recognized the valuation allowance as a discrete item in our estimated annual effective tax rate as discussed in Note 12—Income Taxes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
The increase in income tax benefit during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is predominately associated with the valuation allowance recorded against our net deferred tax asset balance, as discussed above.
Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital expenditures	$64,318	$372,014	$443,082	$778,318
As a result of the significant commodity price decline and the ongoing effects of COVID-19 as discussed in “—Recent Events,” during the second quarter of 2020, we updated our 2020 budget for capital development expenditures to be between $650 million and $700 million, of which approximately $625 million to $675 million is expected to be used for drilling, completions and equipment, and approximately $25 million is expected to be used for infrastructure and other expenditures. We also significantly reduced our planned development activity in 2020, including a temporary suspension of new drilling and completion activity during a portion of the second quarter of 2020. In July, we started reactivating operations with two rigs and two frac spreads and anticipate moving to a stabilized activity level of four-to-five rigs and one-to-two frac spreads in early fourth quarter 2020 provided that market fundamentals do not deteriorate. As a result of lower oil prices and materially lower service equipment utilization levels, we expect to realize lower overall service and equipment costs in 2020 as compared to 2019. We expect approximately 40% to 50% of the 2020 budget to be associated with drilling and completions for proved undeveloped reserves as of December 31, 2019. Our capital budget excludes any amounts that may be paid for acquisitions. The amount and timing of capital expenditures during the remainder of 2020 is largely discretionary and within our control and will depend, in large part, on commodity prices. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for fiscal year 2020, we believe that our cash on hand, cash flow from operations and borrowings under the Revolving Credit Agreement will be sufficient to fund our operations through 2020. As of June 30, 2020, our liquidity was as follows (in millions):

Cash and cash equivalents	$2.3
Revolving Credit Agreement availability	638.3
Liquidity	$640.6
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
Dividends
The following table sets forth information with respect to cash dividends and distributions declared by our board of directors during the six months ended June 30, 2020:

Declaration Date(1)	Record Date	Payment Date	Dividend/Distribution Amount(2)	Total Dividend/Distribution Payment(3) (in thousands)
January 23, 2020	March 10, 2020	March 20, 2020	$0.05	$20,786
May 4, 2020	June 9, 2020	June 19, 2020	$0.05	$20,801

(1)  On August 5, 2020, our board of directors declared a cash dividend of $0.05 per share of Class A common stock and, in its capacity as the managing member of Parsley LLC, a corresponding distribution of $0.05 per PE Unit, payable on September 18, 2020 to holders of Class A common stock and PE Unitholders of record as of September 8, 2020. The portion of the Parsley LLC distribution attributable to PE Units held by the Company will be used to fund the quarterly dividend on issued and outstanding shares of Class A common stock.
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
We did not pay dividends on our Class A common stock or distributions on our PE Units during the six months ended June 30, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$533,680	$615,882
Net cash used in investing activities	(527,187)	(747,314)
Net cash (used in) provided by financing activities	(24,967)	32,315
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $533.7 million and $615.9 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by operating activities decreased primarily due to a $141.2 million decrease in total revenues due to lower average realized commodity prices during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, offset by increased production volumes. Cash based operating expenses increased $140.7 million, offset by a $231.2 million increase associated with cash received from derivatives, in each case, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Cash based operating expenses include lease operating expenses, transportation and processing costs, production and ad valorem taxes, cash general and administrative expenses, rig termination costs, restructuring and other termination costs, acquisition costs and certain other operating expenses.
Cash flows used in investing activities. Net cash used in investing activities was approximately $527.2 million and $747.3 million for the six months ended June 30, 2020 and 2019, respectively. The reduction in the amount of cash used in investing activities was due primarily to a $171.9 million decrease in development costs related to our oil and natural gas properties and $53.3 million in cash received upon completion of the Jagged Peak Acquisition, which is described in more detail in Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash flows used in financing activities. Net cash used in financing activities was $25.0 million and net cash provided by financing was $32.3 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in financing activities increased primarily due to the dividends paid of approximately $41.2 million during the six months ended June 30, 2020 and an increase of $5.4 million of payments primarily relating to the vesting of certain stock-based awards.
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

Derivative Activity. We plan to continue our practice of entering into hedging arrangements to (i) reduce the effect of price volatility on our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. Under this strategy, we intend to continue our historical practice of entering into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering all or a portion of our projected oil production.
Working Capital
Our working capital totaled ($279.7) million and ($397.3) million at June 30, 2020 and December 31, 2019, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents totaled $2.3 million and $20.7 million at June 30, 2020 and December 31, 2019, respectively. The $18.4 million decrease in cash and cash equivalents was largely related to the decline in average realized commodity prices during the first half of 2020. The impact of lower prices was partially offset by a reduction in cash payments made due to decreased development activity as shown in the table in “—Factors Affecting the Comparability of Our Financial Condition and Results of Operations—Capital Expenditures.” Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Contractual Obligations
We had no material changes, other than described in Note 4—Derivative Financial Instruments and Note 9—Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, in our contractual commitments and obligations during the six months ended June 30, 2020 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.
Critical Accounting Policies and Estimates
There have not been any material changes during the six months ended June 30, 2020 to the methodology applied by management for critical accounting policies previously disclosed in the Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report for further description of our critical accounting policies.
Off-Balance Sheet Arrangements
As of June 30, 2020, we were party to certain transportation and sale agreements providing for the delivery of fixed and determinable quantities of oil and natural gas, which we enter into in the ordinary course of business. If production volumes are not sufficient to meet these contracted delivery commitments, we may be subject to deficiency fees unless we purchase commodities in the market to satisfy such commitments. See Note 13—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
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
Commodity Price Risk
Our major market risk exposure is in the pricing that we receive for our oil and natural gas production. Pricing for our production has been volatile and unpredictable for several years, and especially over the last several months, and this volatility is expected to continue in the future. The prices we receive for our production may be affected by many factors outside of our control, such as the uncertainty regarding the scope and length of time it will take for the United States and the rest of the world to slow the spread of COVID-19.
We enter into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. We plan to continue our practice of entering into such transactions at times and on terms desired to maintain a portfolio of commodity derivative contracts covering all or a portion of our projected oil and natural gas production, although our ability to do so economically may be limited in the current commodities price environment as described in “Item 1A. Risk Factors—Some of our commodity hedging transactions limit our potential gains or fail to fully protect us from declines in commodity prices” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. We enter into swap contracts whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we enter into two-way collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price, and three-way collars, whereby we pay the excess, if any, of the floating rate over the fixed ceiling price or, if the floating rate is below the short put price, we receive the floating rate plus the difference between the short put price and long put price. We may also enter into put spreads, basis swaps and rollfactor swaps. For a description of our open positions at June 30, 2020, see Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
We do not require collateral from our counterparties when entering into derivative instruments, so in order to mitigate the credit risk associated with such derivative instruments, we typically enter into an International Swap Dealers Association Master Agreement and associated schedule to such agreement (“ISDA Agreement”) with each of our counterparties. The ISDA Agreement is a standardized, bilateral contract between a given counterparty and us. Instead of treating each derivative transaction between the counterparty and us separately, the ISDA Agreement enables the counterparty and us to aggregate all trades under such agreement and treat them as a single agreement. This arrangement is intended to benefit us in two ways: (i) default by a counterparty under a single trade can trigger rights to terminate all trades with such counterparty that are subject to the ISDA Agreement; and (ii) netting of settlement amounts reduces our credit exposure to a given counterparty.
As of June 30, 2020, the fair market value of our oil and natural gas derivative contracts was a net asset of $8.2 million, including deferred premium payables of $20.6 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of June 30, 2020, the fair market value of our oil derivative contracts was a net asset of $12.0 million. Based on our open oil derivative positions at June 30, 2020, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $179.6 million, while a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $186.6 million. As of June 30, 2020, the fair market value of our natural gas derivative contracts was a net liability of $3.8 million. Based on our open natural gas derivative positions at June 30, 2020, a 10% increase in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $3.0 million. Based on our open natural gas derivative positions at June 30, 2020, a 10% decrease in the NYMEX Henry Hub price would decrease our net natural gas derivative liability by approximately $3.1 million. Please read Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Prices on the Sale of Oil, Natural Gas and NGLs.

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
Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of June 30, 2020, we had $2.7 billion of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.3%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to interest rate risk as a result of the Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of June 30, 2020, we had $430.0 million of outstanding borrowings under the Revolving Credit Agreement with a weighted average interest rate of 3.5%. Based on this amount outstanding, an increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $4.3 million per year.
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

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings (including our Quarterly Report on Form 10-Q for the three months ended March 31, 2020), which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings (including our Quarterly Report on Form 10-Q for the three months ended March 31, 2020).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of Class A common stock during the three months ended June 30, 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2020 - 4/30/2020	869	$7.50	—	$—
5/1/2020 - 5/31/2020	1,381	$9.20	—	$—
6/1/2020 - 6/30/2020	855	$10.93	—	$—
Total	3,105	$9.20	—	$—

(1)	Consists of shares of Class A common stock repurchased from employees in order for the employee to satisfy tax withholding payments related to stock-based awards that vested during the period.

Item 5. Other Information
On August 3, 2020, our board of directors adopted certain amendments to our Corporate Code of Business Conduct and Ethics (as amended, the “Code”), including, among other things, (i) the inclusion of provisions relating to discrimination, harassment, human rights and political contributions and (ii) other administrative and non-substantive amendments.
The foregoing summary of the amendments to the Code is subject to and qualified in its entirety by reference to the full text of the Code, which is available on the Company's website at www.parsleyenergy.com/investors/governance.

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

PARSLEY ENERGY, INC.

August 6, 2020	By:	/s/ Matt Gallagher
Matt Gallagher
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2020	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)