Form 10-Q
period 2020-09-30
Parsley Energy, Inc.
filed 2020-10-30
CIK 1594466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 28, 2020, the registrant had 378,663,211 shares of Class A common stock and 34,201,316 shares of Class B common stock outstanding.

PARSLEY ENERGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our operations, performance, business strategy, oil and natural gas reserves, drilling program, capital expenditures, liquidity and capital resources, the timing and success of specific projects and acquisitions, outcomes and effects of litigation, claims and disputes, derivative activities, potential financing and prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “intend,” “potential,” “could,” “may,” “foresee,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in this Quarterly Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), as well as the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
Our forward-looking statements address the various risks and uncertainties associated with the current market environment and the ongoing impacts of the novel coronavirus 2019 (“COVID-19”) pandemic, as well as the resulting significant impact on the global demand for oil, natural gas and natural gas liquids (“NGLs”) and the expected impact on our business, operations, earnings and results, including:
•the extent and duration of the volatility in global demand for, and prices of, oil, natural gas and NGLs;
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
•uncertainty as to how the future actions of foreign oil producers will impact the supply of crude oil; and
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect the global credit markets as well as demand for oil, natural gas and NGLs.

In addition, forward-looking statements may include statements about our:
•our pending merger with Pioneer Natural Resources Company, a Delaware corporation. and the expected timing of the consummation of the merger;
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
(17)
Free cash flow. A non-GAAP financial measure, which we define as net cash provided by operating activities before changes in operating assets and liabilities, net of acquisitions and acquisition and cash restructuring costs related to the acquisition of Jagged Peak, less accrual-based development capital expenditures.

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,662	$20,739
Accounts receivable, net of allowance for doubtful accounts:
Joint interest owners and other	30,582	48,785
Oil, natural gas and natural gas liquids	141,720	192,216
Related parties	188	183
Short-term derivative instruments, net	81,280	127,632
Other current assets	11,461	8,818
Total current assets	269,893	398,373
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	7,533,203	11,272,124
Accumulated depreciation and depletion	(249,704)	(2,117,963)
Total oil and natural gas properties, net	7,283,499	9,154,161
Other property, plant and equipment, net	195,449	170,306
Total property, plant and equipment, net	7,478,948	9,324,467
NONCURRENT ASSETS
Operating lease assets, net of accumulated depreciation	85,867	128,529
Long-term derivative instruments, net	3,239	—
Other noncurrent assets	6,989	4,845
Total noncurrent assets	96,095	133,374
TOTAL ASSETS	$7,844,936	$9,856,214
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$280,055	$416,346
Revenue and severance taxes payable	176,618	154,556
Short-term derivative instruments, net	107,725	158,522
Current operating lease liabilities	40,029	61,198
Other current liabilities	3,886	5,002
Total current liabilities	608,313	795,624
NONCURRENT LIABILITIES
Long-term debt	2,996,015	2,182,832
Deferred tax liabilities	8,581	193,409
Operating lease liabilities	50,259	69,195
Payable pursuant to tax receivable agreement	—	70,529
Long-term derivative instruments, net	24,621	—
Asset retirement obligations	27,622	20,538
Financing lease liabilities	1,670	1,320
Other noncurrent liabilities	428	119
Total noncurrent liabilities	3,109,196	2,537,942
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 600,000,000 shares authorized, 379,339,004 shares issued and 378,610,172 shares outstanding at September 30, 2020 and 282,260,133 shares issued and 281,241,443 shares outstanding at December 31, 2019	3,793	2,822
Class B, $0.01 par value, 125,000,000 shares authorized, 34,201,316 and 35,420,258 shares issued and outstanding at September 30, 2020 and December 31, 2019	342	355
Additional paid in capital	6,971,249	5,200,795
(Accumulated deficit) retained earnings	(3,148,317)	570,889
Treasury stock, at cost, 728,832 shares and 1,018,690 shares at September 30, 2020 and December 31, 2019	(11,165)	(17,428)
Total stockholders' equity	3,815,902	5,757,433
Noncontrolling interests	311,525	765,215
Total equity	4,127,427	6,522,648
TOTAL LIABILITIES AND EQUITY	$7,844,936	$9,856,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
REVENUES
Oil sales	$379,804	$465,549	$1,089,423	$1,292,563
Natural gas sales	18,729	8,566	35,966	23,159
Natural gas liquids sales	46,095	33,041	96,894	115,138
Other	2,761	2,995	10,119	5,503
Total revenues	447,389	510,151	1,232,402	1,436,363
OPERATING EXPENSES
Lease operating expenses	53,696	45,719	188,853	129,587
Transportation and processing costs	22,182	12,052	50,942	26,917
Production and ad valorem taxes	31,709	38,235	92,254	96,386
Depreciation, depletion and amortization	128,045	211,737	530,190	584,023
General and administrative expenses	33,282	36,718	106,052	109,662
Exploration and abandonment costs	7,983	11,988	571,616	35,054
Impairment of long-lived assets	—	—	4,374,253	—
Acquisition costs	278	—	15,296	—
Accretion of asset retirement obligations	497	373	1,414	1,071
Gain on sale of property	357	(1,887)	332	(1,887)
Rig termination costs	(202)	—	14,904	—
Restructuring and other termination costs	8,134	—	45,431	1,562
Other operating expenses	5,202	2,175	16,802	3,563
Total operating expenses	291,163	357,110	6,008,339	985,938
OPERATING INCOME (LOSS)	156,226	153,041	(4,775,937)	450,425
OTHER INCOME (EXPENSE)
Interest expense, net	(40,456)	(33,578)	(122,589)	(100,177)
Gain (loss) on early extinguishment of debt	56	—	(21,037)	—
(Loss) gain on derivatives	(87,021)	56,552	178,665	(43,574)
Change in TRA liability	—	—	70,529	—
Interest income	16	216	285	610
Other expense	(928)	(1,678)	(4,794)	(905)
Total other (expense) income, net	(128,333)	21,512	101,059	(144,046)
INCOME (LOSS) BEFORE INCOME TAXES	27,893	174,553	(4,674,878)	306,379
INCOME TAX (EXPENSE) BENEFIT	(3,129)	(34,953)	574,017	(59,788)
NET INCOME (LOSS)	24,764	139,600	(4,100,861)	246,591
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,125)	(19,890)	400,684	(35,010)
NET INCOME (LOSS) ATTRIBUTABLE TO PARSLEY ENERGY, INC. STOCKHOLDERS	$22,639	$119,710	$(3,700,177)	$211,581

Net income (loss) per common share:
Basic	$0.06	$0.43	$(9.91)	$0.76
Diluted	$0.06	$0.43	$(9.91)	$0.76
Weighted average common shares outstanding:
Basic	377,452	279,961	373,503	279,491
Diluted	378,160	280,547	373,503	279,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings (Accumulated deficit)	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interests	Total equity
	(In thousands)
Balance at December 31, 2019	282,260	35,420	$2,822	$355	$5,200,795	$570,889	1,019	$(17,428)	$5,757,433	$765,215	$6,522,648
Shares of Class A common stock issued or reissued for acquisition	95,533	—	956	—	1,606,923	—	(1,019)	17,428	1,625,307	150,892	1,776,199
Change in equity due to issuance of PE Units by Parsley LLC	—	—	—	—	191,514	—	—	—	191,514	(191,514)	—
Exchange of PE Units and Class B common stock for Class A common stock	273	(273)	3	(3)	5,613	—	—	—	5,613	(5,613)	—
Change in net deferred tax liabilities due to issuance of PE Units by Parsley LLC	—	—	—	—	(21,371)	—	—	—	(21,371)	—	(21,371)
Vesting of restricted stock units	230	—	2	—	(2)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	616	(11,049)	(11,049)	—	(11,049)
Restricted stock forfeited	—	—	—	—	(198)	—	101	—	(198)	—	(198)
Stock-based compensation	—	—	—	—	11,338	—	—	—	11,338	—	11,338
Dividends and distributions declared ($0.05 per share and per unit, respectively)	—	—	—	—	—	(19,029)	—	—	(19,029)	(1,757)	(20,786)
Net loss	—	—	—	—	—	(3,366,400)	—	—	(3,366,400)	(369,696)	(3,736,096)
Balance at March 31, 2020	378,296	35,147	$3,783	$352	$6,994,612	$(2,814,540)	717	$(11,049)	$4,173,158	$347,527	$4,520,685
Exchange of PE Units and Class B common stock for Class A common stock	46	(46)	—	—	(5,987)	—	—	—	(5,987)	5,987	—
Change in net deferred tax liabilities due to issuance of PE Units by Parsley LLC	—	—	—	—	1	—	—	—	1	—	1
Vesting of restricted stock units	66	—	1	(1)	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	3	(27)	(27)	—	(27)
Restricted stock forfeited	—	—	—	—	(100)	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	—	—	6,738	—	—	—	6,738	—	6,738
Dividends and distributions declared ($0.05 per share and per unit, respectively)	—	—	—	—	(19,044)	—	—	—	(19,044)	(1,757)	(20,801)
Net loss	—	—	—	—	—	(356,416)	—	—	(356,416)	(33,113)	(389,529)
Balance at June 30, 2020	378,408	35,101	$3,784	$351	$6,976,220	$(3,170,956)	720	$(11,076)	$3,798,323	$318,644	$4,116,967

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
	Issued Shares						Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings (Accumulated deficit)	Treasury stock	Treasury stock	Total stockholders’ equity	Noncontrolling interests	Total equity
	(In thousands)
Exchange of PE Units and Class B common stock for Class A common stock	900	(900)	9	(9)	7,534	—	—	—	7,534	(7,534)	—
Vesting of restricted stock units	31	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	9	(89)	(89)	—	(89)
Restricted stock forfeited	—	—	—	—	(42)	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	6,606	—	—	—	6,606	—	6,606
Dividends and distributions declared ($0.05 per share and per unit, respectively)	—	—	—	—	(19,069)	—	—	—	(19,069)	(1,710)	(20,779)
Net income	—	—	—	—	—	22,639	—	—	22,639	2,125	24,764
Balance at September 30, 2020	379,339	34,201	3,793	342	6,971,249	(3,148,317)	729	(11,165)	3,815,902	311,525	4,127,427
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,100,861)	$246,591
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	530,190	584,023
Leasehold abandonments and impairments	564,445	34,074
Impairment of long-lived assets	4,374,253	—
Accretion of asset retirement obligations	1,414	1,071
Loss (gain) on sale of property	332	(1,887)
Loss on early extinguishment of debt	21,037	—
Stock-based compensation	24,342	15,473
Deferred income tax (benefit) expense	(574,017)	59,788
Change in TRA liability	(70,529)	—
(Gain) loss on derivatives	(178,665)	43,574
Net cash received (paid) for derivative settlements	132,816	(13,088)
Net cash received (paid) for option premiums	42,758	(35,321)
Other	2,940	5,140
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	145,238	(44,144)
Accounts receivable—related parties	(5)	(287)
Other current assets	(4,097)	5,062
Other noncurrent assets	2,632	(274)
Accounts payable and accrued expenses	(175,528)	33,303
Revenue and severance taxes payable	22,062	8,143
Other noncurrent liabilities	309	59
Net cash provided by operating activities	761,066	941,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Development of oil and natural gas properties	(630,853)	(1,081,182)
Acquisitions of oil and natural gas properties	(14,344)	(33,841)
Cash acquired from the Jagged Peak acquisition	53,347	—
Additions to other property and equipment	(12,138)	(28,155)
Proceeds from sales of property, plant and equipment	2,689	40,967
Other	(2,482)	5,221
Net cash used in investing activities	(603,781)	(1,096,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	1,421,000	462,000
Payments on long-term debt	(1,507,534)	(447,000)
Payments on financing lease obligations	(1,941)	(2,126)
Debt issuance costs	(11,897)	—
Repurchase of common stock	(11,165)	(5,672)
Dividends and distributions paid	(61,825)	(9,465)
Distributions to owners from consolidated subsidiary	—	(603)
Net cash used in financing activities	(173,362)	(2,866)
Net decrease in cash, cash equivalents and restricted cash	(16,077)	(158,556)
Cash, cash equivalents and restricted cash at beginning of period	20,739	163,216
Cash, cash equivalents and restricted cash at end of period	$4,662	$4,660
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$(118,009)	$(71,774)
Cash received for income taxes	$—	$240
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$4,448	$1,619
Additions to oil and natural gas properties - change in capital accruals	$(102,872)	$15,429
Common stock issued for oil and natural gas properties	$1,776,199	$—
Net premiums on options that settled during the period	$5,922	$(31,513)
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
Recent Events
Pioneer Merger
On October 20, 2020, the Company entered into a definitive merger agreement (the “Pioneer Merger Agreement”) with Pioneer Natural Resources Company, a Delaware corporation (NYSE: PXD) (“Pioneer”), pursuant to which, and subject to the conditions of the Pioneer Merger Agreement, all outstanding shares of the Company will be acquired by Pioneer in an all-stock transaction. Under the terms of the Pioneer Merger Agreement, the Company’s stockholders will receive 0.1252 shares of Pioneer common stock for each share of Parsley Class A common stock, par value $0.01 per share of the Company (“Class A common stock”), and each unit of Parsley Energy, LLC (each, a “PE Unit”), a direct majority owned subsidiary of the Company (“Parsley LLC”). The transaction was approved by the boards of directors of both companies and is anticipated to close in the first quarter of 2021. The transaction is subject to the receipt of the required approvals from the Company’s and Pioneer’s stockholders, regulatory approvals, and other customary closing conditions. See Item 1A. Risk Factors in this Quarterly Report for a discussion of risks related to the Pioneer Merger Agreement.

COVID-19 and its Impact on Global Commodity Prices
During the first three quarters of 2020, the effects of the novel coronavirus 2019 (“COVID-19”) led to a significant decline in global demand for oil and natural gas, contributing to a steep reduction in commodity prices and negatively impacting oil and natural gas producers located in the United States, including the Company. The commodity price environment may remain volatile for an extended period as a result of reduced global oil and natural gas demand and the global economic recession. In response to these market dynamics, in addition to other measures, during the three quarters of 2020, the Company reduced its capital budget and development activity for the remainder of the year. At the time of this filing, cases of COVID-19 in the United States remain high in number, including in Texas, where the Company conducts all of its operations. The Company continues to closely monitor the impact of COVID-19 on the global commodity price environment.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The interim data includes all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the Company’s operating results for the entire fiscal year ending December 31, 2020.
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
Accounts Receivable
The Company had no allowance for doubtful accounts at each of September 30, 2020 and December 31, 2019.
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
In May 2020, the SEC adopted amendments to the financial reporting requirements in Regulation S-X for acquisitions and dispositions of businesses. The SEC also amended the significance tests used in the definition of “significant subsidiary” to improve the application of various SEC rules and to assist companies in making more meaningful determinations regarding whether a subsidiary or an acquired or disposed business is significant. Among other things, the new rules (i) modify two of the three significance tests used to determine whether a company is required to disclose financial statements of an acquired business and related pro forma financial statements and whether pro forma financial statements are required in the event of a disposition, (ii) reduce the maximum numbers of years of financial statements for acquired businesses and (iii) raise the significance threshold for dispositions. The amendments are effective for fiscal years beginning after December 31, 2020 and early adoption is permitted. The Company’s adoption of this amendment on July 1, 2020 did not have a material impact on the Company’s consolidated financial statements.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Oil Sales
Under the Company’s oil sales contracts, the Company generally sells oil to purchasers and collects a contractually agreed upon index price, net of pricing differentials. During the nine months ended September 30, 2020, the Company generally collected an agreed-upon index price, net of pricing differentials. During May and June 2020, however, the Company entered into certain short-term, fixed price agreements accounting for approximately 64% and 76%, respectively, of its oil production during such months, with the remaining portion attributable to contracts with an agreed-upon index price. The Company recognizes revenue at the net price received when control transfers to the purchaser.
Natural Gas and NGLs Sales
Under the Company’s natural gas processing contracts, the Company delivers natural gas to a midstream processing company. The midstream processing company gathers and processes the natural gas and either remits proceeds to the Company for the resulting natural gas and NGLs sales or the Company elects to take residue gas and NGLs in-kind at the tailgate. The Company evaluates each contract separately to determine when a change in control occurs and recognizes revenue once a change in control has occurred. To the extent control of the natural gas transfers upstream of the gathering and processing activities, revenue is recognized as the net amount received from the purchaser. To the extent that control transfers downstream of those services, revenue is recognized on a gross basis, and transportation and processing costs are presented as Transportation and processing costs in the Company’s condensed consolidated statements of operations.
For the three and nine months ended September 30, 2020, the applicable line items in the Company’s condensed consolidated statements of operations include $4.9 million and $8.4 million of natural gas sales and $9.6 million and $17.2 million of NGLs sales, respectively, completed at the plant inlet. For the three and nine months ended September 30, 2019, the applicable line items in the Company’s condensed consolidated statements of operations include $2.5 million and $5.4 million of natural gas sales and $5.7 million and $21.2 million of NGLs sales, respectively, completed at the plant inlet.
Contract Balances
Under the Company’s product sales contracts, the Company invoices customers once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date production is delivered, and as a result the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has internal controls for its revenue estimation process and related accruals, and any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For each of the three and nine months ended September 30, 2020 and 2019, revenue recognized in the applicable reporting period related to performance obligations satisfied in prior reporting periods was not material.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS
In the current depressed commodity price environment, as discussed in Note 1—Organization and Nature of Operations—Recent Events, the Company has continued to proactively manage its hedge position. During the nine months ended September 30, 2020, the Company has restructured portions of, and added to, its 2020, 2021 and 2022 hedge positions.
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
As of September 30, 2020, the Company had the following outstanding oil derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

Oil swaps	Three Months Ending December 31, 2020		Year Ending December 31, 2021		Year Ending December 31, 2022
	Volume (MBbls)	Fixed Price Swap (per Bbl)	Volume (MBbls)	Fixed Price Swap (per Bbl)	Volume (MBbls)	Fixed Price Swap (per Bbl)
Oil swaps - Midland	300	$32.60	1,825	$40.50	—	$—
Oil swaps - Houston	1,440	$39.28	17,520	$40.63	1,800	$43.81
Oil swaps - WTI	1,012	$57.87	—	$—	—	$—
Oil swaps - Brent	576	$47.40	8,030	$44.46	—	$—

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Put spreads(1)	Three Months Ending December 31, 2020
MEH
Volume (MBbls)	1,650
Long put price (per Bbl)	$40.00
Short put price (per Bbl)	$30.00

Three-way collars	Three Months Ending December 31, 2020		Year Ending December 31, 2021
	Midland	MEH	Midland	MEH
Volume (MBbls)	1,272	2,218	—	4,310
Short call price (per Bbl)	$51.65	$51.22	$—	$58.53
Long put price (per Bbl)	$35.66	$37.23	$—	$47.99
Short put price (per Bbl)	$25.66	$27.23	$—	$37.99

Two-way collars	Three Months Ending December 31, 2020
	WTI Midland	Brent
Volume (MBbls)	600	600
Short call price (per Bbl)	$48.00	$52.30
Long put price (per Bbl)	$43.00	$47.30

Basis swaps	Three Months Ending December 31, 2020
	Volume (MBbls)	Basis Differential (per Bbl)
Basis swap - Midland - Cushing index(2)	1,288	$(1.44)

Rollfactor swaps	Three Months Ending December 31, 2020		Year Ending December 31, 2021
	Volume (MBbls)	Fixed Price Swap (per Bbl)	Volume (MBbls)	Fixed Price Swap (per Bbl)
Oil swap - WTI Roll(3)	4,800	$(2.09)	900	$(0.45)

(1)
Excludes 24,812 notional MBbls with a fair value of $117.4 million related to amounts recognized under master netting agreements with derivative counterparties. These amounts are predominately related to legacy positions that were offset with an equivalent but opposite position, resulting in the cancellation of reciprocal obligations. As a result, these netted positions have no direct value to the Company, regardless of commodity prices. These netted positions were primarily the result of restructuring the Company’s derivative portfolio during 2020, resulting in additional protection against lower oil prices by converting certain hedge positions with limited downside protection into instruments that provide greater downside protection (such as swaps and two-way collars).

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
The following table sets forth the volumes associated with the Company’s outstanding natural gas derivative contracts expiring during the period indicated and the weighted average natural gas prices for those contracts:

	Three Months Ending December 31, 2020		Year Ending December 31, 2021		Year Ending December 31, 2022
	Volume (MMbtu)	Fixed Price Swap (per MMbtu)	Volume (MMbtu)	Fixed Price Swap (per MMbtu)	Volume (MMbtu)	Fixed Price Swap (per MMbtu)
Natural gas swaps - Waha(1)	7,190,000	$1.40	38,850,000	$2.33	1,800,000	$2.46

(1)	Swaps that fix the prices at which the Company sells its natural gas produced in the Permian Basin.
Effect of Derivative Instruments on the Condensed Consolidated Financial Statements
All of the Company’s derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The table below summarizes the Company’s gains (losses) on derivative instruments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Changes in fair value of derivative instruments	$(70,277)	64,631	14,115	1,047
Net derivative settlements(1)	(23,901)	3,686	158,627	(13,108)
Net premiums on options that settled during the period(2)	7,157	(11,765)	5,923	(31,513)
(Loss) gain on derivatives	$(87,021)	$56,552	$178,665	$(43,574)

(1)
For the nine months ended September 30, 2020, the net derivative settlements include gains of $23.1 million associated with restructuring the Company’s derivative portfolio. There was no such activity for the three months ended September 30, 2020. For the three and nine months ended September 30, 2020, the net derivative settlements also included losses of $23.9 million and gains of $135.5 million, respectively, associated with positions that settled during the current period. These amounts are included in Loss (gain) on derivatives in the Company’s condensed consolidated statements of operations.

(2)
The net premiums on options that settled during the period represent the cumulative cost of premiums paid and received on positions purchased and sold, which expired during the current period. These amounts are included in Loss (gain) on derivatives in the Company’s condensed consolidated statements of operations.

The Company classifies the fair value amounts of derivative assets and liabilities as gross current or noncurrent derivative assets or gross current or noncurrent derivative liabilities, whichever the case may be, excluding those amounts netted under master netting agreements. The fair value of the derivative instruments is discussed in Note 16—Disclosures About Fair Value. The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts. During each of the three and nine months ended September 30, 2020 and 2019, the Company did not receive or post any material margins in connection with collateralizing its derivative positions.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as option premiums payable and receivable as of the reporting dates indicated (in thousands):

	Gross Amount	Netting Adjustments	Net Exposure
September 30, 2020
Derivative assets with right of offset or master netting agreements	$201,870	$(117,351)	$84,519
Derivative liabilities with right of offset or master netting agreements	(249,697)	117,351	(132,346)

December 31, 2019
Derivative assets with right of offset or master netting agreements	$136,627	$(8,995)	$127,632
Derivative liabilities with right of offset or master netting agreements	(167,517)	8,995	(158,522)

Concentration of Credit Risk
The Company believes that it has limited credit risk with respect to its exchange-traded contracts, as such contracts are subject to financial safeguards and transaction guarantees through NYMEX. Over-the-counter traded options expose the Company to counterparty credit risk. These over-the-counter options are entered into with large multinational financial institutions with investment grade credit ratings or through brokers that require all the transaction parties to collateralize their open option positions. The gross and net credit exposure from the Company’s commodity derivative contracts as of September 30, 2020 and December 31, 2019 is summarized in the preceding table.
The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on fair values of its counterparties’ creditworthiness. The Company enters into International Swap Dealers Association Master Agreements and associated schedules to such agreements (collectively, “ISDA Agreements”) with its derivative counterparties. The terms of the ISDA Agreements provide the Company and its counterparties and brokers with rights of net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The Company routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties. If the Company believes a counterparty’s creditworthiness has declined or is suspect, it may seek to novate the applicable ISDA Agreement to another financial institution that has an ISDA Agreement in place with the Company. The Company did not incur any losses due to counterparty nonperformance during the three and nine months ended September 30, 2020 or the year ended December 31, 2019.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment includes the following (in thousands):

	September 30, 2020	December 31, 2019
Oil and natural gas properties:
Subject to depletion	$4,356,996	$8,799,840
Not subject to depletion
Incurred in 2020	1,523,658	—
Incurred in 2019	106,877	318,190
Incurred in 2018 and prior	1,545,672	2,154,094
Total not subject to depletion	3,176,207	2,472,284
Oil and natural gas properties, successful efforts method	7,533,203	11,272,124
Less accumulated depreciation and depletion	(249,704)	(2,117,963)
Total oil and natural gas properties, net	7,283,499	9,154,161
Other property, plant and equipment	256,189	219,857
Less accumulated depreciation	(60,740)	(49,551)
Other property, plant and equipment, net	195,449	170,306
Total property, plant and equipment, net	$7,478,948	$9,324,467

Costs subject to depletion are proved costs and costs not subject to depletion are unproved costs and current drilling projects. During the nine months ended September 30, 2020, the Company recorded impairment of its proved oil and natural gas properties of $4.4 billion. The Company reduced the book value of oil and natural gas properties by $6.7 billion and eliminated $2.3 billion of accumulated depreciation and depletion, which resulted in a $4.4 billion reduction in Total oil and natural gas properties, net. There were no such charges during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

The Company recorded leasehold abandonment and impairment of its unproved oil and natural gas properties of $7.9 million and $564.4 million during the three and nine months ended September 30, 2020 and $11.9 million and $34.1 million during the three and nine months ended September 30, 2019, respectively. Please refer to Note 16—Disclosures about Fair Value for additional discussion.
The following table reflects the Company’s gross oil and natural gas property balances as of September 30, 2020:

Gross oil and natural gas properties subject to depletion	$11,050,266
Gross oil and natural gas properties not subject to depletion	3,176,207
Gross oil and natural gas properties	14,226,473
Less gross accumulated depreciation and depletion	(2,568,721)
Less impairment of long-lived assets	(4,374,253)
Total oil and natural gas properties, net	$7,283,499
As the Company’s exploration and development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties and mineral interests are subject to DD&A. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and natural gas reserves related to the associated reservoir. Depletion expense on capitalized oil and natural gas properties was $123.9 million and $515.8 million during the three and nine months ended September 30, 2020, respectively, and $206.8 million and $570.7 million for the three and nine months ended September 30, 2019, respectively. The Company had no exploratory wells in progress at September 30, 2020 or December 31, 2019.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of Leasehold
During the three and nine months ended September 30, 2020, the Company incurred costs of $2.4 million and $14.3 million, respectively, related to the purchase of leasehold acreage. During the three and nine months ended September 30, 2020, the Company reflected $0.3 million and $7.2 million, respectively, as part of costs not subject to depletion and $2.1 million and $7.1 million, respectively, as part of costs subject to depletion within its oil and natural gas properties.
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
During each of the three and nine months ended September 30, 2020 and 2019, the Company exchanged certain leasehold acreage and oil and natural gas properties with third parties, with no gain or loss recognized.
Jagged Peak Acquisition
In addition to the above-described acquisition of leasehold acreage, during the nine months ended September 30, 2020, the Company acquired Jagged Peak Energy Inc. (“Jagged Peak”) for total consideration of $1.8 billion, consisting of shares of Class A common stock. The acquisition of Jagged Peak (the “Jagged Peak Acquisition”) was accounted for using the acquisition method under ASC Topic 805, Business Combinations, which requires all assets acquired and liabilities assumed in the Jagged Peak Acquisition to be recorded at fair values at the effective time of the acquisition. The Company reflected $1.5 billion of the total consideration paid as part of its cost subject to depletion and $1.5 billion as unproved leasehold costs within its oil and natural gas properties for the three months ended September 30, 2020.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash	$53,347
Accounts receivable	76,539
Derivative assets	11,644
Other current assets	117
Proved oil and natural gas properties	1,532,811
Unproved oil and natural gas properties	1,506,184
Other property, plant and equipment	27,554
Operating lease right-of-use assets	11,090
Total assets acquired	3,219,286
Accounts payable and accrued expenses	148,593
Derivative liabilities	27,907
Operating lease liabilities	11,525
Deferred tax liabilities, net	367,819
Long-term debt	884,435
Asset retirement obligations	2,808
Total liabilities assumed	1,443,087
Estimated fair value of net assets acquired	$1,776,199
The Company has included in its condensed consolidated statements of operations for the three and nine months ended September 30, 2020 revenues of $107.6 million and $251.1 million, respectively, and net income of $52.1 million and net losses of $709.8 million, respectively, for the period of January 10, 2020 to September 30, 2020 from the properties acquired in the Jagged Peak Acquisition.

The Jagged Peak Acquisition was deemed material for purposes of the following pro forma disclosures. The Jagged Peak Acquisition was not included in the Company’s consolidated and combined results until January 10, 2020, the closing date of the Jagged Peak Acquisition. The following unaudited pro forma financial information for the three and nine months ended September 30, 2020 and 2019 represents the results of the Company's consolidated operations as if the Jagged Peak Acquisition had occurred on January 1, 2019. This information is based on historical results of operations, adjusted for certain estimated accounting adjustments, and certain assumptions that the Company believes are reasonable, and does not purport to show the Company’s actual results of operations if the transaction would have occurred on January 1, 2019, nor is it necessarily indicative of future results. The financial information is derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 and Jagged Peak’s unaudited interim financial statements from January 1, 2019 to January 10, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share data)	2020	2019	2020	2019
Revenues	$447,389	$660,216	$1,244,625	$1,862,780
Operating income (loss)	161,169	185,372	(4,741,923)	599,736
Net income (loss)	29,707	188,255	(4,072,140)	274,062
Net income (loss) attributable to Parsley Energy, Inc. stockholders	26,881	167,889	(3,868,980)	244,535
Net income (loss) per common share
Basic	$0.07	$0.45	$(9.87)	$0.50
Diluted	$0.07	$0.45	$(9.87)	$0.50

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Divestitures
During the three and nine months ended September 30, 2020, the Company closed sales of certain oil and gas properties and leasehold acreage for proceeds of $0.3 million and $2.4 million, respectively. Upon closing these sales, the Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC Topic 932, Extractive Activities—Oil and Gas (“ASC 932”).
During the three and nine months ended September 30, 2019, the Company closed sales of certain leasehold acreage for proceeds of $0.4 million and $38.3 million, respectively. Upon closing these sales, the Company recognized no gain or loss in accordance with the guidance for partial sales of oil and natural gas properties under ASC 932.
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
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2020 (in thousands):

September 30, 2020
Asset retirement obligations, beginning of period	$23,439
Additional liabilities incurred	4,382
Accretion expense	1,414
Liabilities settled upon plugging and abandoning wells	(1,177)
Disposition of wells	(1,564)
Revision of estimates	2,874
Asset retirement obligations, end of period	$29,368

NOTE 8. DEBT
The following table provides a summary of the Company’s debt as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Revolving Credit Agreement	$305,000	$—
6.250% senior unsecured notes due 2024	—	400,000
5.375% senior unsecured notes due 2025	650,000	650,000
5.250% senior unsecured notes due 2025	448,031	450,000
5.875% senior unsecured notes due 2026	494,607	—
5.625% senior unsecured notes due 2027	700,000	700,000
4.125% senior unsecured notes due 2028	399,472	—
Total debt	2,997,110	2,200,000
Debt issuance costs on senior unsecured notes	(18,423)	(19,448)
Premium on senior unsecured notes	17,328	2,280
Total long-term debt	$2,996,015	$2,182,832

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
Acquisition and Cancellation of New 2025 Notes, 2026 Notes and 2028 Notes
On June 22, 2020, Parsley LLC made cash payments of approximately $5.9 million to acquire a portion of the outstanding 2026 Notes and 2028 Notes in open market transactions. The Company acquired $5.4 million aggregate principal amount of the 2026 Notes at a price of 98.43% of par value and $0.5 million aggregate principal amount of the 2028 Notes at a price of 92.25% of par value. These acquisitions resulted in a $0.3 million gain on extinguishment of debt. Following such acquisitions, Parsley LLC cancelled the acquired 2026 Notes and 2028 Notes.
On July 2, 2020, Parsley LLC made a cash payment of approximately $1.9 million to acquire a portion of the outstanding 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”) in an open market transaction. The Company acquired $2.0 million aggregate principal amount of the New 2025 Notes at a price of 96.25% of par value. The acquisition resulted in a $0.1 million gain on extinguishment of debt. Following such acquisition, Parsley LLC cancelled the acquired New 2025 Notes.
Revolving Credit Agreement
As of September 30, 2020, the borrowing base under the Revolving Credit Agreement was $2.7 billion with a commitment level of $1.075 billion. Parsley LLC had $305.0 million in borrowings outstanding with a weighted average interest rate of 3.0% and $7.0 million in letters of credit outstanding at a weighted average interest rate of 2.2%, resulting in $763.0 million of availability under the Revolving Credit Agreement as of September 30, 2020. The amount Parsley LLC is able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
On April 27, 2020, Parsley LLC and certain of its subsidiaries entered into the Ninth Amendment (the “Ninth Amendment”) to the Revolving Credit Agreement, which, among other things, increased the commitment level under the Revolving Credit Agreement to $1.075 billion, reaffirmed the borrowing base at $2.7 billion, and extended the

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
maturity date to October 28, 2023. On October 19, 2020, Parsley LLC and certain of its subsidiaries entered into the Tenth Amendment to the Revolving Credit Agreement (the “Tenth Amendment”), which, among other things, increased the commitment level under the Revolving Credit Agreement to $1.1 billion and reaffirmed the borrowing base at $2.7 billion. See Note 17—Subsequent Events—Tenth Amendment to Revolving Credit Agreement for additional information regarding the terms of the Tenth Amendment.
Certain borrowings on the Revolving Credit Agreement accrue interest based on LIBOR. The use of LIBOR as a global reference rate is expected to be discontinued after 2021. The Ninth Amendment added provisions to facilitate the transition from the use of LIBOR as a benchmark rate for borrowings upon the occurrence of certain events. At such time, an alternative benchmark rate to LIBOR will be selected by the administrative agent and Parsley LLC. The Company currently does not expect the transition from LIBOR to have a material impact on interest expense or borrowing activities under the Revolving Credit Agreement or to otherwise have a material adverse impact on the Company’s business. Please refer to Note 2—Summary of Significant Accounting Policies for discussion of ASU 2020-04, which provides guidance for the reference rate reform.
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
•a maximum consolidated leverage ratio (based on the ratio of consolidated total net debt to EBITDAX (as defined in the Revolving Credit Agreement)) of not more than 4.0 to 1.0 as of the last day of any fiscal quarter for the four fiscal quarters ending on such date; and
•a maximum secured leverage ratio (based on the ratio of consolidated total secured debt to EBITDAX (as defined in the Revolving Credit Agreement)) of not more than 2.5 to 1.00 as of the last day of any fiscal quarter for the four fiscal quarters ending on such date.
The Revolving Credit Agreement and the indentures governing the 2028 Notes, the 5.625% senior unsecured notes due 2027 (the “2027 Notes”), the 2026 Notes, the New 2025 Notes, and the 5.375% senior unsecured notes due 2025 (the “2025 Notes” and, together with the 2028 Notes, 2027 Notes, the 2026 Notes and the New 2025 Notes, the “Notes”) also limit the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make certain investments; (v) create certain liens; (vi) enter into agreements that restrict the issuance of dividends or other payments; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) form unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.
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
As of September 30, 2020, the Company was in compliance with all required covenants under the Revolving Credit Agreement and each of the indentures governing the Notes.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest Expense
The following amounts have been incurred and charged to interest expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash payments for interest	$41,600	$13,610	$118,009	$71,774
Change in interest accrual	(1,799)	18,912	2,811	25,234
Amortization of deferred loan origination costs	1,319	1,185	3,774	3,556
Amortization of bond premium	(664)	(129)	(2,005)	(387)
Total interest expense, net	$40,456	$33,578	$122,589	$100,177

NOTE 9. EQUITY
Earnings per Share
Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding PE Units (and corresponding shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”)), and the treasury stock method to determine the potential dilutive effect of vesting of its outstanding restricted stock and restricted stock units. For each of the three and nine months ended September 30, 2020 and 2019, Class B common stock was not recognized in dilutive EPS calculations as the effect would have been antidilutive. For the nine months ended September 30, 2020, restricted stock and restricted stock units were not recognized in dilutive EPS calculations as the effect would have been antidilutive.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic EPS (in thousands, except per share data)
Numerator:
Basic net income (loss) attributable to Parsley Energy, Inc. Stockholders	$22,639	$119,710	$(3,700,177)	$211,581
Denominator:
Basic weighted average shares outstanding	377,452	279,961	373,503	279,491
Basic EPS attributable to Parsley Energy, Inc. Stockholders	$0.06	$0.43	$(9.91)	$0.76
Diluted EPS
Numerator:
Net income (loss) attributable to Parsley Energy, Inc. Stockholders	22,639	119,710	(3,700,177)	211,581
Diluted net income (loss) attributable to Parsley Energy, Inc. Stockholders	$22,639	$119,710	$(3,700,177)	$211,581
Denominator:
Basic weighted average shares outstanding	377,452	279,961	373,503	279,491
Effect of dilutive securities:
Time-Based Restricted Stock and Time-Based Restricted Stock Units	708	586	—	463
Diluted weighted average shares outstanding(1)	378,160	280,547	373,503	279,954
Diluted EPS attributable to Parsley Energy, Inc. Stockholders	$0.06	$0.43	$(9.91)	$0.76

(1)     As of September 30, 2020, there were 452,007 outstanding shares of performance-based restricted stock (“PSAs) and 799,166 outstanding performance-based restricted stock units (“PSUs”). As of September 30, 2019, there were 790,507 outstanding PSAs and 358,240 outstanding PSUs. PSAs and PSUs could vest in the future based on predetermined performance goals. These awards were not included in the computation of EPS for the three and nine months ended September 30, 2020 and 2019 because the performance conditions of these awards have not been satisfied assuming the end of the reporting period was the end of the contingency period.
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
Dividends declared are recorded as a reduction of retained earnings, to the extent that retained earnings were available at the beginning of the reporting period, with any excess recorded as a reduction in paid capital. Dividends declared during 2019 and during the first quarter of 2020 were recorded as a reduction of retained earnings, whereas the dividends declared during the second and third quarter of 2020 were recorded as a reduction in paid in capital. Dividends paid to PE Unitholders (other than the Company) are treated as a partnership distribution from Parsley LLC and were recorded as a reduction in noncontrolling interests.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the nine months ended September 30, 2020 and the year ended December 31, 2019, on its own behalf and in its capacity as the managing member of Parsley LLC, on issued and outstanding shares of Class A common stock and PE Units:

Declaration Date	Record Date	Payment Date	Dividend/Distribution Amount(1)	Total Dividend/Distribution Payment(2) (in thousands)
August 26, 2019	September 20, 2019	September 30, 2019	$0.03	$9,547
November 5, 2019	December 10, 2019	December 20, 2019	$0.03	$9,548
January 23, 2020	March 10, 2020	March 20, 2020	$0.05	$20,786
May 4, 2020	June 9, 2020	June 19, 2020	$0.05	$20,801
August 5, 2020	September 8, 2020	September 18, 2020	$0.05	$20,779

(1)     Per share of Class A common stock and per PE Unit. The portion of the Parsley LLC distribution attributable to PE Units held by the Company was used to fund the quarterly dividend on issued and outstanding shares of Class A common stock.
(2)     Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A common stock and PE Unitholders (other than the Company) as of the applicable record date (net of forfeited dividends on forfeited shares and share equivalents).

Noncontrolling Interests
During the nine months ended September 30, 2020, certain PE Unitholders, including an executive officer of the Company, exercised their rights to exchange PE Units under the Parsley LLC Agreement, collectively electing to exchange 1,218,942 PE Units (and a corresponding number of shares of Class B common stock) for 1,218,942 shares of Class A common stock. In each case, the Company exercised its call right under the Parsley LLC Agreement, electing to issue Class A common stock directly to each of the exchanging PE Unitholders in satisfaction of their elections.
As a result of the issuance of Class A common stock to former Jagged Peak stockholders in connection with the consummation of the Jagged Peak Acquisition (and the subsequent merger of Jackal Merger Sub A, LLC, a wholly owned subsidiary of Parsley LLC and the successor by merger to Jagged Peak, with and into Parsley LLC in exchange for a number of PE Units equal to the number of shares of Class A common stock issued or distributed to former Jagged Peak stockholders) and exchanges of PE Units (and corresponding shares of Class B common stock) for shares of Class A common stock during the nine months ended September 30, 2020, the Company’s ownership in Parsley LLC increased from 88.8% to 91.7% and the ownership of the PE Unitholders (other than the Company) in Parsley LLC decreased from 11.2% to 8.3%.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the net income (loss) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to the noncontrolling interests of:
Parsley LLC	$2,125	$19,930	$(400,684)	$35,035
Pacesetter Drilling, LLC	—	(40)	—	(25)
Total net income (loss) attributable to noncontrolling interests	$2,125	$19,890	$(400,684)	$35,010

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
Stock-based compensation expense recorded for each type of stock-based compensation award activity for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Time-based restricted stock	$423	$873	$1,511	$3,383
Time-based restricted stock units	4,008	2,431	12,077	6,930
Performance-based restricted stock(1)	529	1,119	1,582	3,213
Performance-based restricted stock units	1,604	752	4,422	1,947
Restructuring and other termination costs	—	—	4,750	—
Total stock-based compensation	$6,564	$5,175	$24,342	$15,473

(1)     Includes stock-based compensation expense related to historical PSUs that were converted to PSAs.
For the three and nine months ended September 30, 2020, $6.6 million and $19.6 million, respectively, and for the three and nine months ended September 30, 2019, $5.2 million and $15.5 million, respectively, of stock-based compensation is included in General and administrative expenses in the Company’s condensed consolidated statements of operations. For the nine months ended September 30, 2020, as a result of the Jagged Peak Acquisition, the Company incurred $4.8 million related to accelerated vesting of stock-based compensation, which is included in Restructuring and other termination costs in the Company’s condensed consolidated statements of operations. The Company incurred no such costs during the three and nine months ended September 30, 2019. There was approximately $32.9 million of unamortized compensation expense relating to outstanding shares of time-based restricted stock awards (“RSAs”), time-based restricted stock units (“RSUs”), PSAs and PSUs at

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
The following table summarizes the Company’s stock-based compensation award activity for the nine months ended September 30, 2020:

	Time-Based Restricted Stock Awards (RSAs)	Time-Based Restricted Stock Units (RSUs)	Performance-Based Restricted Stock Awards (PSAs)	Performance-Based Restricted Stock Units (PSUs)
Outstanding at January 1, 2020	386,390	1,240,458	790,507	358,240
Granted(1)	—	1,377,173	—	440,926
Vested	(165,479)	(326,841)	(236,944)	—
Forfeited	—	(58,934)	(101,556)	—
Outstanding at September 30, 2020	220,911	2,231,856	452,007	799,166

(1) Weighted average grant date fair value	$—	$15.49	$—	$22.17

NOTE 11. INCOME TAXES
The Company is a corporation and is subject to U.S. federal income tax and the Texas margin tax.
On January 10, 2020, the Company completed the Jagged Peak Acquisition, as discussed in Note 6—Acquisitions and Divestiture—Jagged Peak Acquisition. For federal income tax purposes, the transaction qualified as a tax-free merger whereby the Company acquired carryover tax basis in Jagged Peak’s assets and liabilities. The Company recorded opening balance sheet deferred tax liabilities of $367.8 million associated with the acquired assets, which included a deferred tax asset related to tax attributes acquired from Jagged Peak. The acquired income tax attributes primarily consist of net operating loss carryforwards of approximately $162.0 million, which are subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a valuation allowance against the acquired net operating loss carryforwards as of March 31, 2020, which did not change as of September 30, 2020.
The net effect of the change in noncontrolling interest during the nine months ended September 30, 2020 was an increase in deferred tax liabilities of $23.4 million, which is primarily related to the issuance of 95.9 million shares of Class A common stock in connection with the Jagged Peak Acquisition, as discussed above.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The effective combined U.S. federal and state income tax rate for the nine months ended September 30, 2020 and 2019 was 12.3% and 19.5%, respectively. During the nine months ended September 30, 2020, the Company recognized impairment of proved oil and natural gas properties of $4.4 billion and leasehold abandonment and impairment of unproved oil and natural gas properties of $564.4 million. As a result, the Company’s deferred tax balance changed from net deferred tax liabilities to net deferred tax assets as of March 31, 2020, which resulted in the establishment of a valuation allowance against the net deferred tax assets at March 31, 2020. As of September 30, 2020, the valuation allowance against the net deferred tax assets that are not more likely than not to be realized increased. The Company recognized the valuation allowance as a discrete item in its estimated annual effective tax rate.
During the three and nine months ended September 30, 2020, the Company recognized income tax expense of $3.1 million and income tax benefit of $574.0 million, respectively. During the three and nine months ended September 30, 2019, the Company recognized income tax expense of $35.0 million and $59.8 million, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2020 differs from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of the valuation allowance recorded against its net deferred tax asset balance, reported discretely, as well as net income attributable to noncontrolling ownership interests, the change in previously recorded valuation allowance and the impact of state income taxes. The Company’s income tax expense for the three and nine months ended September 30, 2019 differs

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the impact of net income attributable to noncontrolling ownership interests, the change in valuation allowance and the impact of state income taxes.
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
Tax Receivable Agreement
In connection with the IPO, on May 29, 2014, the Company entered into a Tax Receivable Agreement (the “TRA”) with Parsley LLC and certain PE Unitholders (each such person and any permitted transferee, a “TRA Holder”), including certain executive officers. The TRA generally provides for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of (i) any tax basis increases resulting from the contribution in connection with the IPO by such TRA Holder of all or a portion of its PE Units to the Company in exchange for shares of Class A common stock, (ii) the tax basis increases resulting from the exchange by such TRA Holder of PE Units for shares of Class A common stock or, if either the Company or Parsley LLC so elects, cash, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA. The term of the TRA commenced on May 29, 2014, and continues until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA. If the Company elects to terminate the TRA early, it would be required to make an immediate payment equal to the present value of the hypothetical future tax benefits that could be paid under the TRA (based upon certain assumptions and deemed events set forth in the TRA). In addition, payments due under the TRA will be similarly accelerated following certain mergers or other changes of control, including the Pioneer Merger (as defined below).
Per the terms of the TRA, the actual amount and timing of payments to be made are dependent on a number of factors, including the amount and timing of taxable income generated in the future, changes in future tax rates, the use of loss carryovers and the portion of the Company’s payments under the TRA constituting imputed interest. As of September 30, 2020, there have been no payments associated with the TRA, but upon the closing of the Pioneer Merger and in accordance with the TRA Amendment (as defined below), all payments due under the TRA will accelerate and be paid out to the TRA Holders. See Note 17—Subsequent Events—Tax Receivable Agreement Amendment for additional information regarding an amendment to the Tax Receivable Agreement that was entered into on October 20, 2020.
During the nine months ended September 30, 2020, the Company wrote off TRA liabilities of $70.5 million, as of December 31, 2019, primarily due to the valuation allowance, discussed above, recorded against the associated deferred tax asset.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Liabilities are recorded when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both September 30, 2020 and December 31, 2019, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.
Contractual Obligations
The Company had no material changes, other than as described in Note 4—Derivative Financial Instruments and Note 9—Leases to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 and Note 12—Commitment and Contingencies to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, in its contractual commitments and obligations during the nine months ended September 30, 2020 from the amounts listed under Note 14—Commitments and Contingencies to the consolidated financial statements included in the Annual Report.
NOTE 13. RESTRUCTURING AND OTHER TERMINATION COSTS
During the three months ended September 30, 2020, the Company incurred restructuring and other termination costs as part of the Company’s effort to align employee headcount and office space with the Company’s reduced activity levels as a result of the impact of COVID-19 on oil prices. Additionally, during the nine months ended September 30, 2020, as a result of the Jagged Peak Acquisition, the Company incurred certain one-time, nonrecurring costs. These costs are reflected in Restructuring and other termination costs in the Company’s condensed consolidated statements of operations. During the nine months ended September 30, 2019, the Company also incurred restructuring and termination costs as part of the Company’s effort to reduce future general and administrative expenses, which included a reduction in employee headcount. There were no such cost incurred during the three months ended September 30, 2019. The following table summarizes the Company’s costs for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Termination costs	$7,928	$—	$40,272	$1,562
Accelerated vesting on stock-based compensation expense	—	—	4,750	—
Office costs	206	—	409	—
Total restructuring and other termination costs	$8,134	$—	$45,431	$1,562
The Company has not recorded additional liabilities for restructuring costs as no additional costs have been incurred.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. RELATED PARTY TRANSACTIONS
Well Operations and Land Related Activity
During each of the three and nine months ended September 30, 2020 and 2019, certain of the Company’s directors, officers, their immediate family members, and entities affiliated or controlled by such parties (“Related Party Working Interest Owners”) owned non-operated working interests in certain of the oil and natural gas properties that the Company operates and engaged in certain other land related activities with the Company. The revenues disbursed and other payments made to such Related Party Working Interest Owners for the three and nine months ended September 30, 2020 totaled $1.3 million and $6.8 million, respectively. The revenues disbursed and other payments made to such Related Party Working Interest Owners for the three and nine months ended September 30, 2019 totaled $1.4 million and $3.9 million, respectively.
As a result of this ownership, from time to time, the Company will be in a net receivable or net payable position with these individuals and entities. The Company does not consider any net receivables from these parties to be uncollectible.
Spraberry Production Services, LLC
As discussed in Note 2—Summary of Accounting Policies, Parsley LLC indirectly owns a 42.5% interest in SPS. The remaining interests in SPS are held by entities and individuals not affiliated with the Company. The Company accounts for this investment using the equity method. Using the equity method of accounting results in transactions between the Company and SPS and its subsidiaries being accounted for as related party transactions. During the three and nine months ended September 30, 2020, the Company made payments to SPS totaling $0.1 million and $1.7 million, respectively, as compared to $2.0 million and $5.8 million during the three and nine months ended September 30, 2019, respectively, for services performed by SPS for the Company’s well operations and drilling activities and revenues attributable to SPS’s working interests in a produced water disposal well operated by the Company.
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
During the nine months ended September 30, 2020, an executive officer of the Company elected to exchange 900,000 PE Units (and a corresponding number of shares of Class B common stock) for 900,000 shares of Class A common stock. The Company exercised its call right under the Parsley LLC Agreement and elected to issue Class A common stock to the exchanging PE Unitholder in satisfaction of such individual’s election notice. During the nine months ended September 30, 2019, an executive officer of the Company elected to exchange 420,000 PE Units (and a corresponding number of shares of Class B common stock) for 420,000 shares of Class A common stock. The Company exercised its call right under the Parsley LLC Agreement and elected to issue Class A common stock to the exchanging PE Unitholder in satisfaction of such individual’s election notice. There were no such exchanges during the three months ended September 30, 2019.
Use and Occupancy Agreement
During the nine months ended September 30, 2020, an independent third party property manager engaged by the Company entered into a use and occupancy agreement (the “Use and Occupancy Agreement”) with a trust of which Mr. Bryan Sheffield, the Company’s Executive Chairman and Chairman of the board of directors, and his spouse are beneficiaries. Pursuant to the agreement, the trust may utilize a hangar owned by the Company for an initial term of two years at a monthly rate of $8.8 thousand (or an aggregate of $0.2 million over the initial term).

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Premium Oilfield Technologies LLC
As of September 30, 2020, Quantum owned an 86.6% interest in Premium Oilfield Technologies (“Premium”). The Company has purchased drilling products and equipment from Premium for use in connection with its drilling activities. During the three and nine months ended September 30, 2020, the Company paid $0.1 million and $0.8 million, respectively, to Premium for various drilling products and equipment.
Foundation Minerals, LLC
As of September 30, 2020, Quantum owned an 88.7% interest in Foundation Minerals, LLC (“Foundation”), which owns mineral interests underlying certain of the oil and natural gas properties that the Company operates. During the three and nine months ended September 30, 2020, the Company made royalty payments of $0.1 million and $0.3 million, respectively, to Foundation.
SH Permian Minerals, LLC
As of September 30, 2020, Quantum owned an 98.3% interest in SH Permian Minerals, LLC (“SH Permian”), which owns mineral interests underlying certain of the oil and natural gas properties that the Company operates. During the three and nine months ended September 30, 2020, the Company made royalty payments of $48.0 thousand and $0.3 million, respectively, to SH Permian.
Pioneer Consulting and Services, LLC
As of September 30, 2020, Quantum owned a 66.9% interest in Pioneer Consulting and Services, LLC (“Pioneer”), from which the Company rents frac tanks and sand separators and generators to process its produced water flowback. During the three and nine months ended September 30, 2020, the Company paid $14.0 thousand and $0.2 million, respectively, to Pioneer.
NOTE 15. SIGNIFICANT CUSTOMERS
For the nine months ended September 30, 2020 and 2019, the following customers accounted for more than 10% of the Company’s revenue:

	Nine Months Ended September 30,
	2020	2019
Shell Trading (US) Company	37%	57%
Lion Oil Trading and Transportation	29%	28%
Trafigura Trading LLC	19%	—%

If a significant customer were to stop purchasing oil and natural gas from the Company for any reason, including as a result of the ongoing effects of COVID-19 and global oil and natural gas supply and demand conditions, the Company’s revenue could decline and the Company’s operating results and financial condition could be harmed. There is no assurance that the Company would be successful in procuring substitute or additional customers to offset the loss of one or more of the Company’s current significant customers.

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
The key assumptions used to determine expected undiscounted future cash flows include, but are not limited to, future commodity prices, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. As discussed in Note 1—Organization and Nature of Operations—Recent Events, the recent volatility in commodity prices in addition to the ongoing effects of COVID-19 have impacted, among other things, the Company’s operations, future development plans and expected future cash flows. As a result of these impacts, the carrying amount of certain of the Company’s proved oil and natural gas properties exceeded their expected undiscounted future cash flows as of March 31, 2020. The carrying amount of the Company’s proved oil and natural gas properties did not exceed their expected undiscounted cash flows as of September 30, 2020.
The Company evaluates future commodity pricing for oil and NGLs based on five-year NYMEX WTI futures prices and future commodity pricing for natural gas based on five-year NYMEX Henry Hub futures prices, each of which decreased from September 30, 2019 to September 30, 2020. It is reasonably possible that the estimate of undiscounted future cash flows may change in the future, resulting in the need to further impair carrying values. The primary factors that may affect estimates of future cash flows are (i) commodity futures prices, (ii) increases or decreases in production and capital costs, (iii) future reserve adjustments, both positive and negative, to proved reserves and (iv) results of future drilling activities.

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company calculates estimated fair values using a discounted future cash flow model. Management’s assumptions associated with the calculation of discounted future cash flows include commodity prices based on NYMEX futures price strips in combination with other public sources (Level 1), as well as Level 3 assumptions including (i) pricing adjustments for differentials, (ii) production costs, (iii) capital expenditures, (iv) production volumes and (v) estimated reserves.
The Company estimated the fair value of the applicable asset group by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, during the nine months ended September 30, 2020, the Company recognized non-cash impairment charges of $4.4 billion. Of this amount, $3.1 billion and $1.3 billion were attributable to properties in the Company’s Midland and Delaware Basin areas, respectively. No such charges were recorded during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.
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
The Company’s evaluation involved reviewing the impact that the commodity price decline and the ongoing effects of COVID-19 would have on the Company’s operated and non-operated held-by-production (“HBP”) acreage. During the nine months ended September 30, 2020, the Company recorded $531.1 million of leasehold abandonment and impairment charges associated with the probable loss of HBP operated and non-operated acreage due to shutting-in vertical wells with modest production or because the Company believes the applicable operator has no current plans to drill or extend the applicable leases prior to their expiration. Additionally, during the nine months ended September 30, 2020, the Company recorded non-cash leasehold abandonment and impairment charges of $13.0 million relating to acreage expiring in future years. There were no such charges recorded during the three months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company recorded $7.9 million and $20.3 million, respectively, associated with leases expiring during the current year. In both cases, the charges were recorded because the Company has no current plans to drill or extend the leases prior to their expiration. Leasehold abandonment and impairment of unproved oil and natural gas properties is recorded in Exploration and abandonment costs in the Company’s condensed consolidated statements of operations. The Company recognized total leasehold abandonment and impairment charges of $7.9 million and $564.4 million relating to the Company’s unproved oil and natural gas properties during the three and nine months ended September 30, 2020, respectively, and $11.9 million and $34.1 million during the three and nine months ended September 30, 2019, respectively.
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

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative instruments(1)	$—	$84,519	$—	$84,519
Total assets	$—	$84,519	$—	$84,519

Liabilities:
Commodity derivative instruments(1)	$—	$(132,346)	$—	$(132,346)
Total liabilities	$—	$(132,346)	$—	$(132,346)
Net liabilities	$—	$(47,827)	$—	$(47,827)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative instruments(1)	$—	$127,632	$—	$127,632
Total assets	$—	$127,632	$—	$127,632

Liabilities:
Commodity derivative instruments(1)	$—	$(158,522)	$—	$(158,522)
Total liabilities	$—	$(158,522)	$—	$(158,522)
Net liabilities	$—	$(30,890)	$—	$(30,890)

(1)	Includes deferred premiums to be settled upon the expiration of the contract.
Financial Instruments Not Carried at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.250% senior unsecured notes due 2024	—	—	400,000	417,028
5.375% senior unsecured notes due 2025	650,000	648,050	650,000	669,552
5.250% senior unsecured notes due 2025	448,031	445,921	450,000	464,697
5.875% senior unsecured notes due 2026	494,607	494,083	—	—
5.625% senior unsecured notes due 2027	700,000	696,094	700,000	742,840
4.125% senior unsecured notes due 2028	399,472	370,203	—	—
Revolving Credit Agreement	305,000	305,000	—	—
The fair values of the Notes were determined using the September 30, 2020 quoted market price, a Level 1 classification in the fair value hierarchy. The book value of the Revolving Credit Agreement approximates its fair value as the interest rate is variable. As of September 30, 2020, there are no indicators for change in the Company’s market spread.

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
Pioneer Merger
As discussed in Note 1—Organization and Nature of Operations—Recent Events—Pioneer Merger, on October 20, 2020, the Company entered into the Pioneer Merger Agreement, by and among the Company, Pioneer, Pearl First Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pioneer (“Merger Sub Inc.”), Pearl Second Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pioneer (“Merger Sub LLC”), Pearl Opco Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pioneer (“Opco Merger Sub LLC”), and Parsley LLC. On the terms and subject to the conditions set forth in the Pioneer Merger Agreement, among other things, (i) Merger Sub Inc. will merge with and into Parsley (the “First Parsley Merger”), with Parsley continuing as the surviving corporation (the “Surviving Corporation”), (ii) simultaneously with the First Parsley Merger, Opco Merger Sub LLC will merge with and into Parsley LLC (the “Opco Merger”) with Parsley LLC continuing as the surviving company, and (iii) immediately following the First Parsley Merger and the Opco Merger, the Surviving Corporation will merge with and into Merger Sub LLC (together with the First Parsley Merger, the “Integrated Mergers” and, the Integrated Mergers together with the Opco Merger, the “Pioneer Merger”), with Merger Sub LLC continuing as the surviving entity and a wholly-owned subsidiary of Pioneer. The closing of the Pioneer Merger is expected to occur in the first quarter of 2021.
On the terms and subject to the conditions set forth in the Pioneer Merger Agreement, at the effective time of the First Parsley Merger (the “Effective Time”): (a) each share of Class A common stock issued and outstanding immediately prior to the Effective Time (excluding any Excluded Shares and any unvested Parsley Restricted Stock Awards (each as defined in the Pioneer Merger Agreement) that do not vest by their terms as a result of the consummation of the Pioneer Merger) will be converted into and become exchangeable for 0.1252 (the “Exchange Ratio”) shares of common stock, par value $0.01 per share, of Pioneer (the “Pioneer common stock”) and (b) each PE Unit issued and outstanding immediately prior to the Effective Time (other than any Excluded Opco Unit (as defined in the Pioneer Merger Agreement)), and all rights in respect thereof, shall be converted into the right to receive a number of shares of Pioneer common stock equal to the Exchange Ratio. Each share of Class B common stock will automatically be canceled for no additional consideration as of the Effective Time, subject to certain appraisal rights in respect of the Class B common stock set forth in the Pioneer Merger Agreement.
The completion of the Pioneer Merger is subject to certain customary mutual conditions, including (i) the receipt of the required approvals from the Company’s and Pioneer’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (iii) the absence of any governmental order or law that prohibits or makes illegal the consummation of the Mergers, (iv) Pioneer common stock issuable in connection with the Pioneer Merger having been authorized for listing on the New York Stock Exchange, subject to official notice of issuance and (v) Pioneer’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act. The obligation of each party to consummate the Pioneer Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Pioneer Merger Agreement. The obligation of the Company to consummate the Pioneer Merger is further conditioned upon the receipt of a customary tax opinion of counsel to the Company that the Integrated Mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Pioneer Merger Agreement contains termination rights for each of Pioneer and the Company, including, among others, if the consummation of the Pioneer Merger does not occur on or before May 20, 2021. Upon termination of the Pioneer Merger Agreement under specified circumstances, including, generally, the termination by Pioneer in the event of a change of recommendation by the Company’s board of directors or by the Company to enter into an alternative acquisition agreement providing for a Superior Proposal (as defined in the Pioneer Merger Agreement), the Company would be required to pay Pioneer a termination fee of $135 million (the “Parsley Termination Fee”). Upon termination of the Pioneer Merger Agreement under specified circumstances, including, generally, the termination by the Company in the event of a change of recommendation by the Pioneer board of

PARSLEY ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
directors, Pioneer would be required to pay the Company a termination fee of $270 million (the “Pioneer Termination Fee”). Upon termination of the Pioneer Merger Agreement by either Pioneer or the Company following a failure to obtain Company Stockholder Approval (as defined in the Pioneer Merger Agreement) under circumstances in which the Parsley Termination Fee is not then payable under the terms of the Pioneer Merger Agreement, the Company would be required to pay Pioneer expenses in the amount of $45 million. Upon termination of the Pioneer Merger Agreement by either Pioneer or the Company following a failure to obtain the Parent Stockholder Approval (as defined in the Pioneer Merger Agreement) under circumstances in which the Pioneer Termination Fee is not then payable under the terms of the Pioneer Merger Agreement, Pioneer would be required to pay the Company expenses in the amount of $90 million.
Tax Receivable Agreement Amendment
In connection with the execution and delivery of the Pioneer Merger Agreement, the Company, Bryan Sheffield, and certain other parties to the TRA entered into a Tax Receivable Agreement Amendment (the “TRA Amendment”), pursuant to which such parties agreed to terminate the TRA, immediately after the Effective Time of the transactions contemplated in the Pioneer Merger Agreement, on the terms set forth in the TRA Amendment. In connection with the termination of the TRA, the Company will pay certain termination payments in an amount calculated in a manner consistent with the methodology specified in the TRA Amendment, which methodology is consistent with the Company’s historical methodology for calculating potential liabilities (including the estimated termination payment that would be due in connection with a change of control) under the TRA. In the event the Pioneer Merger Agreement is terminated, the TRA Amendment will no longer be of any force and effect.
Additional information on the proposed Pioneer Merger, including the Pioneer Merger Agreement, is included in the Form 8-K filed with the SEC on October 21, 2020.
Tenth Amendment to the Revolving Credit Agreement
On October 19, 2020, the Company, Parsley LLC, each of the guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, entered into the Tenth Amendment. The Tenth Amendment, among other things, modified the terms of the Revolving Credit Agreement to (i) increase the aggregate elected borrowing base commitments from $1.075 billion to $1.1 billion and (ii) amend certain other negative covenants, schedules and annexes to the Revolving Credit Agreement. In connection with the semi-annual scheduled redetermination for October 2020, the borrowing base was reaffirmed at $2.7 billion.
Dividends
On October 28, 2020, the Company’s board of directors declared a cash dividend of $0.05 per share of Class A common stock, and, in its capacity as the managing member of Parsley LLC, a corresponding distribution of $0.05 per PE Unit, payable on December 18, 2020 to holders of Class A common stock and PE Unitholders of record as of December 8, 2020. The portion of the Parsley LLC distribution attributable to PE Units held by the Company will be used to fund the quarterly dividend on issued and outstanding shares of Class A common stock. For additional information regarding Parsley LLC’s distribution of cash for the payment of dividends, see Note 9—Equity—Dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, lack of transportation and storage capacity, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and under the heading “Item 1A. Risk Factors” in this Quarterly Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Our sole material asset as of September 30, 2020 consisted of 378,610,172 PE Units and, as the sole managing member, we hold a controlling equity interest in Parsley Energy, LLC (“Parsley LLC”) and manage the business and affairs of Parsley LLC and its subsidiaries. We consolidate the financial and operating results of Parsley LLC and its subsidiaries and record noncontrolling interests for the economic interests in Parsley LLC held by PE Unitholders (other than the Company).
Outlook
Pioneer Merger
On October 20, 2020, we entered into a definitive merger agreement (the “Pioneer Merger Agreement” and the transactions contemplated therein, the “Pioneer Merger”) with Pioneer Natural Resources Company, a Delaware corporation (NYSE: PXD) (“Pioneer”) pursuant to which, and subject to the conditions of the Pioneer Merger Agreement, all outstanding shares of the Company will be acquired by Pioneer in an all-stock transaction. Under the terms of the Pioneer Merger Agreement, our stockholders will receive 0.1252 shares of Pioneer common stock for each share of Parsley Class A common stock, par value $0.01 per share (“Class A common stock”), as well as for each unit of Parsley LLC (each, a “PE Unit”) issued and outstanding immediately prior to the effective time of the Pioneer Merger (the “Effective Time”). Each share of Parsley Class B common stock, par value $0.01 per share (“Class B common stock”), will automatically be canceled for no additional consideration as of the Effective Time, subject to certain appraisal rights in respect of the Class B common stock set forth in the Pioneer Merger Agreement. The transaction was approved by the boards of directors of both companies and is anticipated to close in the first quarter of 2021. The transaction is subject to the receipt of the required approvals from our stockholders and Pioneer’s stockholders, regulatory approvals, and other customary closing conditions. See Item 1A. Risk Factors for a discussion of risks related to the Pioneer Merger.
For additional information regarding the Pioneer Merger Agreement and our board of directors process and rationale for the Pioneer Merger, please see the proxy statement and other documents filed with the SEC when they become available.

COVID-19
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
During the first three quarters of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity and a resulting decrease in energy demand. In addition, the global economy has experienced a significant disruption to global supply chains. Although the intensity of the COVID-19 outbreak has recently weakened in some areas of the world, leading to the relaxation of various containment measures and increased economic activity and energy demand, it has strengthened in other areas of the world; therefore, we expect global commodity price volatility will continue for the remainder of 2020 and into 2021. At the time of this filing, cases of COVID-19 in the United States remain high in number, including in Texas, where we conduct all of our operations.
As a producer of oil, natural gas and NGLs, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols (including, for example, temperature checks, screening questionnaires, required mask zones and regular equipment sanitization) to reduce the risk of an outbreak within our field operations, and these protocols have to date not reduced production or efficiency in a significant manner. The risks associated with COVID-19 have also impacted our workforce and the way we meet our business objectives. During the three months ended September 30, 2020, for example, we restructured our workforce by aligning employee headcount and office space with our reduced activity levels resulting from the impact of COVID-19 on oil prices. Notwithstanding this, as of September 30, 2020, we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.
Nature of Operations
Our Properties
At September 30, 2020, we held 304,118 gross (238,976 net) leasehold acres. Our identified drilling locations are located in Upton, Reagan, Midland, Howard, Martin and Glasscock Counties, Texas, in the Midland Basin, and Pecos and Reeves, Winkler and Ward Counties, Texas, in the Delaware Basin.
As of September 30, 2020, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	763	638.8	539	497.7	1,302	1,136.5
Delaware Basin	29	28.2	321	307.2	350	335.4
Total	792	667.0	860	804.9	1,652	1,471.9
As of September 30, 2020, we held an interest in 2,205 gross (1,533.2 net) wells, including wells that we did not operate.
The table below summarizes the horizontal wells placed on production during the periods indicated:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Area	Gross	Net	Gross	Net
Midland Basin	15	11.8	56	49.2
Delaware Basin	11	11.0	28	27.8
Total	26	22.8	84	77.0
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
The following table presents the breakdown of our production revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil sales	86%	92%	89%	90%
Natural gas sales	4%	2%	3%	2%
Natural gas liquids sales	10%	6%	8%	8%
Other revenues include fees from third parties, including working interest owners in our operated wells, and fees relating to our water midstream operations, as well as easement and other surface use fees charged by our subsidiary, Parsley Minerals, LLC, to third parties.
Production Volumes
The following table presents production volumes for our properties for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil (MBbls)	10,213	8,440	31,978	23,423
Natural gas (MMcf)	18,371	14,475	51,987	37,967
Natural gas liquids (MBbls)	3,581	2,983	10,807	8,120
Total (MBoe)	16,856	13,836	51,450	37,871
Average net production (Boe/d)	183,217	150,391	187,774	138,722

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
Realized Prices on the Sale of Oil, Natural Gas and NGLs
Historically, oil, natural gas and NGLs prices have been extremely volatile, and we expect this volatility to continue. Because our production consists primarily of oil, our production revenues are more sensitive to fluctuations in the price of oil than they are to fluctuations in the price of natural gas or NGLs. During 2019, the low price for each of NYMEX WTI oil futures and NYMEX Henry Hub gas futures was $45.41 per barrel and $2.07 per MMBtu, respectively. In contrast, during the nine months ended September 30, 2020, primarily as a result of the global outbreak of COVID-19, prices for oil and natural gas declined significantly, reaching lows of negative $40.32 per barrel for NYMEX WTI oil futures and $1.43 per MMBtu for NYMEX Henry Hub gas futures. While an April 2020 agreement by OPEC Plus to cut production helped to stabilize commodity prices during the latter half of the second quarter of 2020, oil prices have remained depressed. Additionally, on July 15, 2020, OPEC Plus agreed to increase production by 1.6 million barrels per day starting in August 2020. OPEC Plus is scheduled to meet again in the fourth quarter of 2020 and it is possible further production increases may be agreed upon, which would further negatively impact the price of oil. The decreased demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have resulted in continued market volatility.
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
We expect to use commodity derivative instruments to hedge our price risk in the future, although our ability to do so economically may be limited in the current commodities price environment as described in “Item 1A. Risk Factors—Some of our commodity hedging transactions limit our potential gains or fail to fully protect us from declines in commodity prices” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. Our hedging strategy and future hedging transactions will be determined at our discretion and may differ from our historical hedging strategy. We are not under an obligation to hedge a specific portion of our oil, natural gas or NGLs production. See Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for details regarding the volumes and terms of our derivative instruments as of September 30, 2020.
We will have recognized the following cumulative gains (losses) in the line item Gain (loss) on derivatives on our condensed consolidated statements of operations from net premiums received (paid) or deferred on options that will settle during the following periods (in thousands):

Q4 2020	$7,157
Q1 2021	(2,320)
Q2 2021	(2,324)
Q3 2021	(1,077)
Q4 2021	(1,077)
Total	$359

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
As discussed above, the commodity price volatility associated with the ongoing effects of COVID-19 have impacted, among other things, our operations, future development plans and expected future cash flows. As a result of these impacts, the carrying amount of certain of our proved oil and natural gas properties exceeded their expected undiscounted future cash flows as of March 31, 2020. The carrying amount of our proved oil and natural gas properties did not exceed their expected undiscounted future cash flows as of September 30, 2020.
The key assumptions used to determine our expected undiscounted future cash flows include, but are not limited to, future commodity prices, price differentials, future production estimates, estimated future capital expenditures and estimated future operating expenses. The significant decline in commodity prices and the ongoing effects of COVID-19 have resulted in business and operational changes impactful to each of the key assumptions mentioned above.
We evaluate future commodity pricing for oil and NGLs based on five-year NYMEX WTI futures prices and future commodity pricing for natural gas based on five-year NYMEX Henry Hub futures prices, each of which decreased from September 30, 2019 to September 30, 2020. The estimated decrease in value of undiscounted future cash flows from September 30, 2019 to September 30, 2020 is primarily due to decreased commodity prices.
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
We estimated the fair value of the applicable asset group by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, we recognized a non-cash charge against earnings of $4.4 billion during the nine months ended September 30, 2020. Of this amount, $3.1 billion and $1.3 billion were attributable to properties in our Midland and Delaware Basin areas, respectively. No such charges were recorded during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019. At September 30, 2020, following the recognition of impairment in our significant fields that comprise 100% of our carrying value, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties by an average of 122% per field and, individually, by a minimum of 104%.
As a result of the demand impacts associated with the global COVID-19 pandemic, we may experience additional proved and unproved impairments in the future if commodity prices decline from current levels or remain low for a prolonged period of time. In addition, negative changes in price differentials or increases in capital or operating costs could also negatively impact the estimated future undiscounted cash flows related to our proved oil and natural gas properties, which could result in additional future impairment. Reserve estimates and related impairments of proved and unproved properties are difficult to predict in a volatile price environment. However, a decrease of 10% in estimated future pricing of oil and natural gas commodities as of September 30, 2020 would not have resulted in the carrying value of our oil and natural gas properties exceeding the estimated future undiscounted cash flows.
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
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital expenditures	$84,899	$318,293	$527,981	$1,096,611

Results of Operations
Production Revenues
The following table provides the components of our production revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Production revenues (in thousands):
Oil sales	$379,804	$465,549	$1,089,423	$1,292,563
Natural gas sales	18,729	8,566	35,966	23,159
Natural gas liquids sales	46,095	33,041	96,894	115,138
Total production revenues	$444,628	$507,156	$1,222,283	$1,430,860

Average realized prices(1):
Oil, without realized derivatives (per Bbls)	$37.19	$55.16	$34.07	$55.18
Oil, with realized derivatives (per Bbls)	35.73	54.12	39.21	53.12
Natural gas, without realized derivatives (per Mcf)	1.02	0.59	0.69	0.61
Natural gas, with realized derivatives (per Mcf)	0.92	0.64	0.70	0.70
Natural gas liquids (per Bbls)	12.87	11.08	8.97	14.18
Average price per Boe, without realized derivatives	26.38	36.65	23.76	37.78
Average price per Boe, with realized derivatives	25.38	36.07	26.95	36.60

Production:
Oil (MBbls)	10,213	8,440	31,978	23,423
Natural gas (MMcf)	18,371	14,475	51,987	37,967
Natural gas liquids (MBbls)	3,581	2,983	10,807	8,120
Total (MBoe)	16,856	13,836	51,450	37,871

Average daily production volume:
Oil (Bbls)	111,011	91,739	116,708	85,799
Natural gas (Mcf)	199,685	157,337	189,734	139,073
Natural gas liquids (Bbls)	38,924	32,424	39,442	29,744
Total (Boe)	183,217	150,391	187,774	138,722

(1)	Average prices shown in the table reflect prices both before and after the effects of our realized commodity hedging transactions. Our calculation of such effects includes both realized gains and losses on cash settlements for commodity derivative transactions and premiums paid or received on options that settled during the period.
The table below shows, for the periods indicated, our average realized oil price as a percentage of the average NYMEX oil price, our average realized natural gas price as a percentage of the average NYMEX gas price, and our average realized NGLs price as a percentage of the average NYMEX oil price. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil, natural gas and NGLs revenues. Our realized oil, natural gas and NGLs prices are generally the actual prices that we realize at or near the wellhead, adjusted for quality, transportation fees and costs, differentials, marketing premiums or deductions and other factors that affect the price received at the wellhead. During the three and nine months ended September 30, 2020, the majority of our oil production was sold at NYMEX WTI and the majority of our natural gas production was sold at Waha Hub prices; however, during the nine months ended September 30, 2020, we entered into certain short-term, fixed price agreements accounting for approximately 64% of our oil production in May 2020 and approximately 76% of our oil production in June 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average realized oil price ($/Bbl)	$37.19	$55.16	$34.07	$55.18
Average NYMEX ($/Bbl)	$40.94	$56.45	$38.30	$57.06
Differential to NYMEX	$(3.75)	$(1.29)	$(4.23)	$(1.88)
Average realized oil price as a percentage of average NYMEX oil price	91%	98%	89%	97%
Average realized natural gas price ($/Mcf)	$1.02	$0.59	$0.69	$0.61
Average NYMEX ($/Mcf)	$2.12	$2.33	$1.91	$2.57
Differential to NYMEX	$(1.10)	$(1.74)	$(1.22)	$(1.96)
Average realized natural gas price as a percentage of average NYMEX gas price	48%	25%	36%	24%
Average realized NGLs price ($/Bbl)	$12.87	$11.08	$8.97	$14.18
Average NYMEX ($/Bbl)	$40.94	$56.45	$38.30	$57.06
Differential to NYMEX	$(28.07)	$(45.37)	$(29.33)	$(42.88)
Average realized NGLs price as a percentage of average NYMEX oil price	31%	20%	23%	25%
As reflected in the table above, the price differentials between our average realized oil price and the average NYMEX oil price were wider during the three and nine months ended September 30, 2020 than during the three and nine months ended September 30, 2019. Widened oil and natural gas basis differentials during the three and nine months ended September 30, 2020 were largely due to entering into the fixed price agreements, described above, covering a portion of our oil production in May and June 2020, and concurrently terminating or restructuring certain derivative positions, as discussed in Note—4 Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Oil, natural gas and NGLs revenues. Our oil, natural gas and NGLs revenues decreased by $62.5 million, or 12%, to $444.6 million for the three months ended September 30, 2020 from $507.2 million for the three months ended September 30, 2019.
As shown in the following tables, from the three months ended September 30, 2019 to the three months ended September 30, 2020, the net dollar effect of the increase in average realized natural gas and NGLs prices and decrease in average realized oil was $169.2 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $106.7 million.

	Change in average realized prices(1)	Three months ended September 30, 2020 production volumes(2)	Total net dollar effect of change
Effect of change in average realized prices:		(in thousands)	(in thousands)
Oil	$(17.97)	10,213	$(183,543)
Natural gas	0.43	18,371	7,857
Natural gas liquids	1.79	3,581	6,430
Total revenues due to change in average realized prices			$(169,256)

	Change in production volumes(2)	Three months ended September 30, 2019 average realized prices(1)	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil	1,773	$55.16	$97,798
Natural gas	3,896	0.59	2,306
Natural gas liquids	598	11.08	6,624
Total revenues due to change in production volumes			$106,728

(1)     Oil and NGLs average realized prices are shown per Bbl and natural gas prices are shown per Mcf.
(2)     Oil and NGLs production volumes are shown in MBbls and natural gas production volumes are shown in MMcf.
Our oil, natural gas and NGLs revenues decreased by $208.6 million, or 15%, to $1,222.3 million for the nine months ended September 30, 2020 from $1,430.9 million for the nine months ended September 30, 2019.
As shown in the following tables, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, the net dollar effect of the decrease in average realized oil and NGLs prices and increase in average realized natural gas prices was $727.3 million and the net dollar effect of the increase in production volumes of oil, natural gas and NGLs was $518.7 million.

	Change in average realized prices(1)	Nine months ended September 30, 2020 production volumes(2)	Total net dollar effect of change
Effect of change in average realized prices:		(in thousands)	(in thousands)
Oil	$(21.11)	31,978	$(675,235)
Natural gas	0.08	51,987	4,256
Natural gas liquids	(5.21)	10,807	(56,344)
Total revenues due to change in average realized prices			$(727,323)

	Change in production volumes(2)	Nine months ended September 30, 2019 average realized prices(1)	Total net dollar effect of change
Effect of change in production volumes:	(in thousands)		(in thousands)
Oil	8,555	$55.18	$472,095
Natural gas	14,020	0.61	8,551
Natural gas liquids	2,687	14.18	38,100
Total revenues due to change in production volumes			$518,746

(1)     Oil and NGLs average realized prices are shown per Bbl and natural gas prices are shown per Mcf.
(2)     Oil and NGLs production volumes are shown in MBbls and natural gas production volumes are shown in MMcf.
Other revenues
Other revenues decreased by $0.2 million to $2.8 million for the three months ended September 30, 2020 from $3.0 million for the three months ended September 30, 2019. The decrease is predominantly associated with decreased income from our water midstream operations.
Other revenues increased by $4.6 million to $10.1 million for the nine months ended September 30, 2020 from $5.5 million for the nine months ended September 30, 2019. The increase is also predominantly associated with increased income from our water midstream operations.

Operating expenses
The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses (in thousands):
Lease operating expenses	$53,696	$45,719	$188,853	$129,587
Transportation and processing costs	22,182	12,052	50,942	26,917
Production and ad valorem taxes	31,709	38,235	92,254	96,386
Depreciation, depletion and amortization	128,045	211,737	530,190	584,023
General and administrative expenses(1)	33,282	36,718	106,052	109,662
Exploration and abandonment costs	7,983	11,988	571,616	35,054
Impairment	—	—	4,374,253	—
Acquisition costs	278	—	15,296	—
Accretion of asset retirement obligations	497	373	1,414	1,071
Rig termination costs	(202)	—	14,904	—
Loss (gain) on sale of property	357	(1,887)	332	(1,887)
Restructuring and other termination costs(2)	8,134	—	45,431	1,562
Other operating expenses	5,202	2,175	16,802	3,563
Total operating expenses	$291,163	$357,110	$6,008,339	$985,938

Expense per Boe:
Lease operating expenses	$3.19	$3.30	$3.67	$3.42
Transportation and processing costs	1.32	0.87	0.99	0.71
Production and ad valorem taxes	1.88	2.76	1.79	2.55
Depreciation, depletion and amortization	7.60	15.30	10.30	15.42
General and administrative expenses	1.97	2.65	2.06	2.90
Exploration and abandonment costs	0.47	0.87	11.11	0.93
Impairment	—	—	85.02	—
Acquisition costs	0.02	—	0.30	—
Accretion of asset retirement obligations	0.03	0.03	0.03	0.03
Rig termination costs	(0.01)	—	0.29	—
Loss (gain) on sale of property	0.02	(0.14)	0.01	(0.05)
Restructuring and other termination costs	0.48	—	0.88	0.04
Other operating expenses	0.31	0.16	0.33	0.09
Total operating expenses per Boe	$17.28	$25.80	$116.78	$26.04

(1) General and administrative expenses include stock-based compensation expense of $6.6 million and $19.6 million for the three and nine months ended September 30, 2020, respectively, and $5.2 million and $15.5 million for the three and nine months ended September 30, 2019, respectively.
(2) Restructuring and other termination costs include stock-based compensation expense of $4.8 million for the nine months ended September 30, 2020 related to accelerated vesting, which occurred as a result of our acquisition of Jagged Peak Energy Inc. (“Jagged Peak”) in January 2020 (the “Jagged Peak Acquisition”). There was no such activity for the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

Lease operating expenses. Lease operating expenses were $53.7 million and $188.9 million for the three and nine months ended September 30, 2020, respectively, and $45.7 million and $129.6 million for the three and nine months ended September 30, 2019, respectively. These period-over-period increases are primarily due to an increase in the size of our asset base, the majority of which is associated with the Jagged Peak Acquisition.
On a per Boe basis, lease operating expenses decreased $0.11 per Boe, or 3%, to $3.19 for the three months ended September 30, 2020 from $3.30 for the three months ended September 30, 2019. The decrease in lease operating expense per Boe is primarily attributable to production volume growth, paired with a comprehensive supply chain outreach on key spend categories.
Lease operating expenses increased $0.25 per Boe, or 7%, to $3.67 for the nine months ended September 30, 2020 from $3.42 for the nine months ended September 30, 2019. This increase in lease operating expenses per Boe is primarily attributable to the acquired Jagged Peak properties discussed above, partially offset by increased production volumes.
Transportation and processing costs. Transportation and processing costs, which represent third-party costs related to certain of our natural gas and NGLs marketing and processing agreements, were $22.2 million and $50.9 million for the three and nine months ended September 30, 2020, respectively, and $12.1 million and $26.9 million for the three and nine months ended September 30, 2019, respectively. These period-over-period increases are primarily due to the increase in production period-over-period, as well as transportation and fractionation charges and other fees. On a per Boe basis, transportation and processing costs were $1.32 and $0.99 for the three and nine months ended September 30, 2020, respectively, and $0.87 and $0.71 for the three and nine months ended September 30, 2019, respectively. The increases in transportation and processing costs per Boe for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, are primarily attributable to increased transportation and fractionation charges and other fees.
Production and ad valorem taxes. Production and ad valorem taxes were $31.7 million and $92.3 million for the three and nine months ended September 30, 2020, respectively, and $38.2 million and $96.4 million for the three and nine months ended September 30, 2019, respectively. On a per Boe basis, production and ad valorem taxes decreased to $1.88 per Boe for the three months ended September 30, 2020 from $2.76 per Boe for the three months ended September 30, 2019 and to $1.79 per Boe for the nine months ended September 30, 2020 from $2.55 per Boe for the nine months ended September 30, 2019.
Overall, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, production and ad valorem taxes decreased by approximately $6.5 million and $4.1 million, respectively, predominately as a result of decreased oil, natural gas and NGLs prices offset by increased production volumes.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense was $128.0 million and $530.2 million for the three and nine months ended September 30, 2020, respectively, and $211.7 million and $584.0 million for the three and nine months ended September 30, 2019, respectively.
The decrease in DD&A during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is primarily attributable to the decrease in costs subject to depletion as a result of the impairment of our proved oil and natural gas properties recorded in the first quarter of 2020, as discussed in Note 5—Property, Plant and Equipment to our condensed consolidated financial statements included elsewhere in this Quarterly Report, offset by a 22% increase in production during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
The decrease in DD&A during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is largely attributable to to the decrease in costs subject to depletion as a result of the impairment of our proved oil and natural gas properties recorded in the first quarter of 2020, as discussed in Note 5—Property, Plant and Equipment to our condensed consolidated financial statements included elsewhere in this Quarterly Report, offset by a 36% increase in production during the nine months ended September 30, 2020, as compared to the same period in 2019.
On a per Boe basis, DD&A expense decreased to $7.60 per Boe during the three months ended September 30, 2020 from $15.30 per Boe during the three months ended September 30, 2019. This period-over-period decrease was primarily attributable to the decrease in costs subject to depletion as a result of the impairment of our proved oil and natural gas properties, recorded in the first quarter of 2020, as discussed in Note 5—Property, Plant and Equipment to our condensed consolidated financial statements included elsewhere in this Quarterly Report. DD&A expense decreased to $10.30 per Boe for the nine months ended September 30, 2020 from $15.42 per Boe for the nine months ended September 30, 2019, primarily due to the increase in total proved and proved developed reserves as discussed above.
General and administrative expenses. General and administrative expenses were $33.3 million and $106.1 million during the three and nine months ended September 30, 2020, respectively, and $36.7 million and $109.7 million during the three and nine months ended September 30, 2019, respectively.
On a per Boe basis, general and administrative expenses were $1.97 and $2.06 for the three and nine months ended September 30, 2020, respectively, and $2.65 and $2.90 for the three and nine months ended September 30, 2019, respectively. These period-over-period decreases are a result of production volume growth outpacing general and administrative expenses.
Exploration and abandonment costs. The following table provides a breakdown of exploration and abandonment costs incurred for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Leasehold abandonments and impairments	$7,933	$11,885	$564,445	$34,074
Geological and geophysical costs	50	103	7,171	972
Other	—	—	—	8
Total exploration and abandonment costs	$7,983	$11,988	$571,616	$35,054
During the three and nine months ended September 30, 2020, we recognized leasehold abandonment and impairment charges of approximately $7.9 million and $564.4 million, respectively, as compared to $11.9 million and $34.1 million during the three and nine months ended September 30, 2019, respectively.
During the nine months ended September 30, 2020, we recorded $531.1 million of leasehold abandonment and impairment charges associated with the probable loss of held-by-production operated and non-operated acreage due to shutting-in vertical wells with modest production or because we believe the applicable operator has no current plans to drill or extend the applicable leases prior to their expiration. Additionally, during the nine months ended September 30, 2020, we recorded non-cash leasehold abandonment and impairment charges of $13.0 million relating to acreage expiring in future years and $20.3 million associated with leases expiring during the current year, in each case because we have no current plans to drill or extend the leases prior to their expiration.
During the three and nine months ended September 30, 2020, we incurred geological and geophysical expenses of $0.1 million and $7.2 million, respectively, as compared to $0.1 million and $1.0 million, respectively, for the three and nine months ended September 30, 2019. Our geological and geophysical expenses consist of the costs of acquiring and processing seismic data, geophysical data and core analysis, primarily relating to geoscientific analysis of our acreage. The increase in geological and geophysical expenses for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is primarily due to transfer fees and costs relating to the acquisition of seismic data in connection with the Jagged Peak Acquisition.
We recognized other exploration costs of $8.0 thousand during the nine months ended September 30, 2019, which includes research and other similar costs. There were no such costs incurred during the three and nine months ended September 30, 2020 or the three months ended September 30, 2019.
Impairment. As a result of the carrying amount of certain of our proved oil and natural gas properties being less than their expected undiscounted future cash flows, we recognized a non-cash charge against earnings of $4.4 billion during the nine months ended September 30, 2020, as discussed in more detail in Note 16—Disclosures About Fair Value to our condensed consolidated financial statements included elsewhere in this Quarterly Report. There were no such costs for the three and nine months ended September 30, 2019 or during the three months ended September 30, 2020.

Acquisition costs. During the three and nine months ended September 30, 2020, we incurred $0.3 million and $15.3 million, respectively, in acquisition costs. These acquisition costs primarily relate to the Jagged Peak Acquisition and include non-recurring legal costs, advisory costs, accounting and valuation costs, consulting costs and other general and administrative expenses directly associated with the acquisition. During the three and nine months ended September 30, 2019, we incurred no such acquisition costs.
Rig termination costs. During the nine months ended September 30, 2020, we incurred charges of $14.9 million to terminate third-party drilling rig agreements. There were no such charges during the nine months ended September 30, 2019.
Restructuring and other termination costs. During the three months ended September 30, 2020, we incurred $8.1 million of restructuring and other termination costs as part of our effort to align employee headcount and office space with our reduced activity levels as a result of the impact of COVID-19 on oil prices. During the nine months ended September 30, 2020, we incurred one-time restructuring and other termination costs of $45.4 million, primarily associated with the Jagged Peak Acquisition. During the nine months ended September 30, 2019, we incurred one-time restructuring and other termination costs of $1.6 million as part of our efforts to reduce future general and administrative expenses, which included a reduction in employee headcount. There were no such costs incurred during the three months ended September 30, 2019.
Other operating expenses. Other operating expenses were $5.2 million and $16.8 million for the three and nine months ended September 30, 2020, respectively, and $2.2 million and $3.6 million for the three and nine months ended September 30, 2019, respectively. The increases period over period are related to increased idle charges and increased expenses related to our water midstream operations. During the three and nine months ended September 30, 2020, other operating expenses included $1.5 million and $11.2 million, respectively, in idle charges resulting from terminated or modified third-party drilling rig agreements as compared to $2.2 million and $3.6 million, respectively, during the three and nine months ended September 30, 2019. Other operating expenses related to our water midstream operations during the three and nine months ended September 30, 2020 were $4.0 million and $5.1 million, respectively.
Other (expense) income
The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other (expense) income (in thousands):
Interest expense, net	$(40,456)	$(33,578)	$(122,589)	$(100,177)
Gain (loss) on early extinguishment of debt	56	—	(21,037)	—
(Loss) gain on derivatives	(87,021)	56,552	178,665	(43,574)
Change in TRA liability	—	—	70,529	—
Interest income	16	216	285	610
Other expense	(928)	(1,678)	(4,794)	(905)
Total other (expense) income, net	$(128,333)	$21,512	$101,059	$(144,046)
Interest expense, net. Interest expense, net was $40.5 million and $122.6 million for the three and nine months ended September 30, 2020, respectively, and $33.6 million and $100.2 million for the three and nine months ended September 30, 2019, respectively. The increase during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, is primarily due to the assumption of the 5.875% senior notes due 2026 (the “2026 Notes”) in connection with the Jagged Peak Acquisition and increased borrowings under the Revolving Credit Agreement, as discussed in Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Gain (loss) on early extinguishment of debt. During the three months ended September 30, 2020, we recorded gain on early extinguishment of debt of $0.1 million related to the open market acquisition and cancellation of $2.0 million aggregate principal amount of our 5.250% senior unsecured notes due 2025 (the “New 2025 Notes”), as discussed in Note 8—Debt to our condensed consolidated financial statements included elsewhere in this

Quarterly Report. During the nine months ended September 30, 2020, we recorded a $21.0 million loss on early extinguishment of debt primarily due to our redemption of $400.0 million in aggregate principal amount of outstanding 6.250% senior unsecured notes due 2024. No such expenses were incurred for the three and nine months ended September 30, 2019.
(Loss) gain on derivatives. We recognized a loss on derivatives of $87.0 million and a gain on derivatives of $178.7 million during the three and nine months ended September 30, 2020, respectively, as compared to a gain on derivatives of $56.6 million and a loss on derivatives of $43.6 million for the three and nine months ended September 30, 2019, respectively. The change in (loss) gain on derivatives for each of the periods is attributable to changes in commodity prices as well as the restructuring of our hedge portfolio during the nine months ended September 30, 2020. Where applicable, a decrease in the value of our commodity portfolio is generally attributable to higher commodity prices and, conversely, an increase in the value of our commodity portfolio is generally attributable to lower commodity prices.
Change in TRA liability. We recorded $70.5 million during the nine months ended September 30, 2020 associated with the write-off of our TRA liability primarily resulting from a valuation allowance recorded against the associated deferred tax asset. There was no such income recorded during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.
Interest income. Interest income was $16.0 thousand and $0.3 million during the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2019, respectively.
Other expense. Other expense was $0.9 million and $4.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $1.7 million and $0.9 million for the three and nine months ended September 30, 2019, respectively. The increase in other expense for the nine months ended September 30, 2020, as compared to the same period in 2019, is attributable to a $1.7 million adjustment to reduce the carrying value of certain other property, plant and equipment, a $3.4 million decrease in income from our equity investment in Spraberry Production Services, LLC and a $1.3 million decrease in other miscellaneous expenses.
Income Tax (Expense) Benefit
During the three and nine months ended September 30, 2020, we recognized income tax expense of $3.1 million and income tax benefit of $574.0 million, respectively, as compared to income tax expense of $35.0 million and $59.8 million during the three and nine months ended September 30, 2019, respectively. During the nine months ended September 30, 2020, we recognized impairment of proved oil and natural gas properties of $4.4 billion and leasehold abandonment and impairment of unproved oil and natural gas properties of $564.4 million. As a result, the deferred tax balance changed from net deferred tax liabilities to net deferred tax assets, which resulted in the establishment of a valuation allowance against the net deferred tax assets. We recognized the valuation allowance as a discrete item in our estimated annual effective tax rate as discussed in Note 11—Income Taxes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
The increase in income tax benefit during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is predominately associated with the valuation allowance recorded against our net deferred tax asset balance, as discussed above.
Capital Requirements and Sources of Liquidity
The following table sets forth our capital expenditures for drilling, completions and infrastructure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital expenditures	$84,899	$318,293	$527,981	$1,096,611

Our 2020 budget for capital development expenditures is between $650 million and $700 million, of which approximately $625 million to $675 million is expected to be used for drilling, completions and equipment, and approximately $25 million is expected to be used for infrastructure and other expenditures. We expect approximately 40% to 50% of the 2020 budget to be associated with drilling and completions for proved undeveloped reserves as of December 31, 2019.
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
Based upon current oil and natural gas price expectations for fiscal year 2020, we believe that our cash on hand, cash flow from operations and borrowings under the Revolving Credit Agreement will be sufficient to fund our operations through 2020. As of September 30, 2020, our liquidity was as follows (in millions):

Cash and cash equivalents	$4.7
Revolving Credit Agreement availability	763.0
Liquidity	$767.7
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
Dividends
The following table sets forth information with respect to cash dividends and distributions declared by our board of directors during the nine months ended September 30, 2020 and the year ended December 31, 2019:

Declaration Date(1)	Record Date	Payment Date	Dividend/Distribution Amount(2)	Total Dividend/Distribution Payment(3) (in thousands)
August 26, 2019	September 20, 2019	September 30, 2019	$0.03	$9,547
November 5, 2019	December 10, 2019	December 20, 2019	$0.03	$9,548
January 23, 2020	March 10, 2020	March 20, 2020	$0.05	$20,786
May 4, 2020	June 9, 2020	June 19, 2020	$0.05	$20,801
August 5, 2020	September 8, 2020	September 18, 2020	$0.05	$20,779

(1)     On October 28, 2020, our board of directors declared a cash dividend of $0.05 per share of Class A common stock and, in its capacity as the managing member of Parsley LLC, a corresponding distribution of $0.05 per

PE Unit, payable on December 18, 2020 to holders of Class A common stock and PE Unitholders of record as of December 8, 2020. The portion of the Parsley LLC distribution attributable to PE Units held by the Company will be used to fund the quarterly dividend on issued and outstanding shares of Class A common stock.
(2)     Per share of Class A common stock and per PE Unit. The portion of the Parsley LLC distribution attributable to PE Units held by the Company was used to fund the quarterly dividend on issued and outstanding shares of Class A common stock.
(3)     Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A common stock and PE Unitholders (other than the Company) as of the applicable record date (net of forfeited dividends on forfeited shares and share equivalents).
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$761,066	$941,300
Net cash used in investing activities	(603,781)	(1,096,990)
Net cash used in financing activities	(173,362)	(2,866)
Cash flows provided by operating activities. Net cash provided by operating activities was approximately $761.1 million and $941.3 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by operating activities decreased primarily due to a $204.0 million decrease in total revenues due to lower average realized commodity prices during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, offset by increased production volumes. Cash based operating expenses increased $158.7 million, offset by a $224.0 million increase associated with cash received from derivatives, in each case, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Cash based operating expenses include lease operating expenses, transportation and processing costs, production and ad valorem taxes, cash general and administrative expenses, rig termination costs, restructuring and other termination costs, acquisition costs and certain other operating expenses.
Cash flows used in investing activities. Net cash used in investing activities was approximately $603.8 million and $1,097.0 million for the nine months ended September 30, 2020 and 2019, respectively. The reduction in the amount of cash used in investing activities was due primarily to a $450.3 million decrease in development costs related to our oil and natural gas properties and $53.3 million in cash received upon completion of the Jagged Peak Acquisition, which is described in more detail in Note 6—Acquisitions and Divestitures to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash flows used in financing activities. Net cash used in financing activities was approximately $173.4 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in financing activities increased primarily due to a $101.5 million increase in payments on long-term debt in excess of borrowings of long-term debt, dividends paid of approximately $61.8 million during the nine months ended September 30, 2020 and an increase of $5.5 million of payments primarily relating to the vesting of certain stock-based awards.
Capital Sources
Revolving Credit Agreement. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding the Revolving Credit Agreement.

5.250% Senior Unsecured Notes due 2025. See Note 8—Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding the New 2025 Notes.
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
Working Capital
Our working capital totaled ($338.4) million and ($397.3) million at September 30, 2020 and December 31, 2019, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents totaled $4.7 million and $20.7 million at September 30, 2020 and December 31, 2019, respectively. The $16.0 million decrease in cash and cash equivalents was largely related to the decline in average realized commodity prices during the first nine months of 2020. The impact of lower prices was partially offset by an increase in cash received associated with derivatives, as well as a reduction in cash payments made due to decreased development activity as shown in the table in “—Factors Affecting the Comparability of Our Financial Condition and Results of Operations—Capital Expenditures.” Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
Contractual Obligations
We had no material changes, other than described in our Quarterly Report on Form 10-Q for the six months ended June 30, 2020, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, in our contractual commitments and obligations during the nine months ended September 30, 2020 from the amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the Annual Report.
Critical Accounting Policies and Estimates
There have not been any material changes during the nine months ended September 30, 2020 to the methodology applied by management for critical accounting policies previously disclosed in the Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report for further description of our critical accounting policies.
Off-Balance Sheet Arrangements
As of September 30, 2020, we were party to certain transportation and sale agreements providing for the delivery of fixed and determinable quantities of oil and natural gas, which we enter into in the ordinary course of business. If production volumes are not sufficient to meet these contracted delivery commitments, we may be subject to deficiency fees unless we purchase commodities in the market to satisfy such commitments. See Note 12—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
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
We enter into multiple types of commodity derivative contracts to (i) reduce the effect of price volatility on our oil and natural gas revenues and (ii) support our annual capital budgeting and expenditure plans. We plan to continue our practice of entering into such transactions at times and on terms desired to maintain a portfolio of commodity derivative contracts covering all or a portion of our projected oil and natural gas production, although our ability to do so economically may be limited in the current commodities price environment as described in “Item 1A. Risk Factors—Some of our commodity hedging transactions limit our potential gains or fail to fully protect us from declines in commodity prices” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. We enter into swap contracts whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we enter into two-way collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price, and three-way collars, whereby we pay the excess, if any, of the floating rate over the fixed ceiling price or, if the floating rate is below the short put price, we receive the floating rate plus the difference between the short put price and long put price. We may also enter into put spreads, basis swaps and rollfactor swaps. For a description of our open positions at September 30, 2020, see Note 4—Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
As of September 30, 2020, the fair market value of our oil and natural gas derivative contracts was a net liability of $47.8 million, including deferred premium payables of $14.4 million. The deferred premium payable is a fixed amount and is not marked to fair market value. As of September 30, 2020, the fair market value of our oil derivative contracts was a net liability of $34.9 million. Based on our open oil derivative positions at September 30, 2020, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $152.4 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $159.3 million. As of September 30, 2020, the fair market value of our natural gas derivative contracts was a net liability of $12.9 million. Based on our open natural gas derivative positions at September 30, 2020, a 10% increase in the NYMEX Henry Hub price would increase our net natural gas derivative liability by approximately $11.4 million. Based on our open natural gas derivative positions at September 30, 2020, a 10% decrease in the NYMEX Henry Hub price would decrease our net natural gas derivative liability by approximately $11.4 million. Please read Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Prices on the Sale of Oil, Natural Gas and NGLs.

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
Interest Rate Risk
Our market risk exposure related to changes in interest rates relates primarily to debt obligations and the amount of interest we earn on our short-term investments. As of September 30, 2020, we had $2.7 billion of fixed-rate long-term debt outstanding with a weighted average interest rate of 5.3%. Although near term changes may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. We are exposed to interest rate risk as a result of the Revolving Credit Agreement, which requires us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. As of September 30, 2020, we had $305.0 million of outstanding borrowings under the Revolving Credit Agreement with a weighted average interest rate of 3.0%. Based on this amount outstanding, an increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $3.1 million per year.
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

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report and the risk factors and other cautionary statements contained in our other SEC filings (including our Quarterly Report on Form 10-Q for the three months ended March 31, 2020), which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings (including our Quarterly Report on Form 10-Q for the three months ended March 31, 2020), other than as set forth below.
Because the exchange ratio is fixed and because the market price of Pioneer common stock may fluctuate, our stockholders cannot be certain of the precise value of any merger consideration they may receive in the Pioneer Merger.
At the time the Pioneer Merger is completed, each issued and outstanding eligible share of our Class A common stock and each PE Unit will be converted into the right to receive the merger consideration of 0.1252 of a share of Pioneer common stock. The exchange ratio for the merger consideration is fixed, and there will be no adjustment to the merger consideration for changes in the market price of Pioneer common stock or our common stock prior to the completion of the Pioneer Merger. If the Pioneer Merger is completed, there will be a time lapse between the date of signing the Pioneer Merger Agreement and the date on which our stockholders who are entitled to receive the merger consideration actually receive the merger consideration. The market value of shares of Pioneer common stock may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in Pioneer’s businesses, operations and prospects and regulatory considerations. Such factors are difficult to predict and in many cases may be beyond the control of Pioneer and us. The actual value of any merger consideration received by our stockholders upon the completion of the Pioneer Merger will depend on the market value of the shares of Pioneer common stock at that time. This market value may differ, possibly materially, from the market value of shares of Pioneer common stock at the time the Pioneer Merger Agreement was entered into or at any other time. Our stockholders should obtain current stock quotations for shares of Pioneer common stock and for shares of our Class A common stock.
The Pioneer Merger may not be completed and the Pioneer Merger Agreement may be terminated in accordance with its terms.
The Pioneer Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Pioneer Merger, including (i) the receipt of the required approvals from the Company’s and Pioneer’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (iii) the absence of any governmental order or law that prohibits or makes illegal the consummation of the Pioneer Merger, (iv) Pioneer common stock issuable in connection with the Pioneer Merger having been authorized for listing on the New York Stock Exchange, subject to official notice of issuance and (v) Pioneer’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act. The obligation of each party to consummate the Pioneer Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Pioneer Merger Agreement. The obligation of the Company to consummate the Pioneer Merger is further conditioned upon the receipt of a customary tax opinion of counsel to the Company that the Integrated Mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the completion of the Pioneer Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Pioneer Merger may be delayed or may not be completed.
Moreover, if the Pioneer Merger is not completed by May 20, 2021, either Pioneer or the Company may choose not to proceed with the Pioneer Merger, and the parties can mutually decide to terminate the Pioneer Merger Agreement at any time, before or after stockholder approval. In addition, Pioneer and the Company may elect to terminate the Pioneer Merger Agreement in certain other circumstances as further detailed in the Pioneer Merger Agreement.
Current stockholders of the Company will have a reduced ownership and voting interest in Pioneer after the Pioneer Merger compared to their current ownership in the Company on a standalone basis and will exercise less influence over management.
Currently, our stockholders have the right to vote in the election of the Company’s board of directors and on other matters requiring stockholder approval under Delaware law and the Company’s articles of incorporation and bylaws. As a result of the Pioneer Merger, our current stockholders will own a smaller percentage of Pioneer than they currently own of the Company, and as a result will have less influence on the management and policies of Pioneer after the Pioneer Merger than they now have on the management and policies of the Company.
The Pioneer Merger Agreement limits our ability to pursue alternatives to the Pioneer Merger.
The Pioneer Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Pioneer Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. These provisions include covenants by the Company not to solicit, initiate or knowingly facilitate proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide any non-public information in connection with alternative transactions. Additionally, subject to certain exceptions or unless inconsistent with its fiduciary duties to the Company’s stockholders, the Company’s board of directors will not withdraw its recommendation that the Company’s stockholders vote to approve the Pioneer Merger or cause or permit the Company to publicly declare advisable or publicly propose to enter into an alternative transaction.
Failure to complete the Pioneer Merger could negatively impact the price of shares of our common stock, as well as our future businesses and financial results.
The Pioneer Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Pioneer Merger. There can be no assurance that all of the conditions to the completion of the Pioneer Merger will be so satisfied or waived. If these conditions are not satisfied or waived, we will be unable to complete the Pioneer Merger.
If the Pioneer Merger is not completed for any reason, including the failure to receive the required approval of our stockholders and Pioneer’s stockholders, our businesses and financial results may be adversely affected, including as follows:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;
•the manner in which customers, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect our marketing operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;
•we will still be required to pay certain significant costs relating to the Pioneer Merger, such as legal, accounting, financial advisor and printing fees;
•we may experience negative reactions from employees; and
•we will have expended time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and our ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Pioneer Merger Agreement is terminated and our board seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Pioneer Merger. If the Pioneer Merger Agreement is terminated under specified circumstances, we may be required to pay Pioneer a termination fee or reimburse Pioneer for certain of its expenses.
We will be subject to business uncertainties while the Pioneer Merger is pending, which could adversely affect our businesses.
Uncertainty about the effect of the Pioneer Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Pioneer Merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention at the Company may be particularly challenging during the pendency of the Pioneer Merger, as employees may experience uncertainty about their roles with Pioneer following the Pioneer Merger. In addition, the Pioneer Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Pioneer, and generally requires us to continue our operations in the ordinary course, until completion of the Pioneer Merger. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Pioneer Merger.
The shares of Pioneer common stock to be received by our stockholders upon completion of the Pioneer Merger will have different rights from shares of our common stock.
Upon completion of the Pioneer Merger, our stockholders will no longer be stockholders of the Company. Instead, former stockholders of the Company will become Pioneer stockholders and while their rights as Pioneer stockholders will continue to be governed by the laws of the state of Delaware, their rights will be subject to and governed by the terms of the Pioneer certificate of incorporation, as amended, and the Pioneer bylaws, as amended. The laws of the state of Delaware and terms of the Pioneer amended and restated certificate of incorporation and the Pioneer amended and restated bylaws are in some respects different than the terms of our certificate of incorporation and our bylaws, which currently govern the rights of our stockholders.
Completion of the Pioneer Merger may trigger change in control or other provisions in certain agreements to which we are a party.
The completion of the Pioneer Merger may trigger change in control or other provisions in certain agreements to which we are a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
We will incur significant transaction and merger-related costs in connection with the Pioneer Merger, which may be in excess of those anticipated by us.
We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Pioneer Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Pioneer Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees. Many of these costs will be borne by us even if the Pioneer Merger is not completed.
We may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Pioneer Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Pioneer Merger, then that injunction may delay or prevent the Pioneer Merger from being completed, which may adversely affect our business, financial position and results of operation. Currently, we are unaware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Pioneer Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to our repurchases of shares of Class A common stock during the three months ended September 30, 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2020 - 7/31/2020	6,791	$10.55	—	$—
8/1/2020 - 8/31/2020	256	$12.28	—	$—
9/1/2020 - 9/30/2020	1,372	$10.23	—	$—
Total	8,419	$10.55	—	$—

(1)	Consists of shares of Class A common stock repurchased from employees in order for the employees to satisfy tax withholding payments related to stock-based awards that vested during the period.

Item 6. Exhibits
The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

EXHIBIT INDEX

Exhibit No.	Description
2.1#
Agreement and Plan of Merger, dated as of October 14, 2019, by and among Parsley Energy, Inc., Jackal Merger Sub, Inc. and Jagged Peak Energy Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 15, 2019).

2.2#
Agreement and Plan of Merger, dated as of October 20 2020, among Pioneer Natural Resources, Company, Pearl First Merger Sub Inc., Pearl Second Merger Sub LLC, Pearl Opco Merger Sub LLC, Parsley Energy, LLC and Parsley Energy, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 21, 2020).

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
10.1
Tax Receivable Agreement Amendment, dated October 20, 2020 by and among Parsley Energy, Inc., Bryan Sheffield, Matt Gallagher, Ryan Dalton, Michael Hinson and Paul Treadwell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 21, 2020).

10.2
Tenth Amendment to Credit Agreement, dated October 19, 2020, among Parsley Energy, LLC as borrower, Parsley Energy, Inc., each of the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A. and BMO Harris Bank, N.A., as syndication agents, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Royal Bank of Canada and U.S. Bank National Association, as documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36463, filed with the SEC on October 21, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Parsley Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

#	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Parsley agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARSLEY ENERGY, INC.

October 30, 2020	By:	/s/ Matt Gallagher
Matt Gallagher
President and Chief Executive Officer (Principal Executive Officer)

October 30, 2020	By:	/s/ Ryan Dalton
Ryan Dalton
Executive Vice President—Chief Financial Officer (Principal Accounting and Financial Officer)